Form 10-Q
period 2025-09-30
CION Investment Corp
filed 2025-11-06
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 29, 2025 was 51,670,947.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,272,011 and $1,489,777, respectively)	$1,204,003	$1,448,107
Non-controlled, affiliated investments (amortized cost of $339,972 and $274,642, respectively)	363,771	269,205
Controlled investments (amortized cost of $298,172 and $179,274, respectively)	272,810	171,376
Total investments, at fair value (amortized cost of $1,910,155 and $1,943,693, respectively)	1,840,584	1,888,688
Cash	3,931	7,670
Interest and fees receivable on investments	31,192	45,140
Receivable due on investments sold and repaid	5,218	2,965
Prepaid expenses and other assets	3,019	1,265
Total assets	$1,883,944	$1,945,728

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $13,822 and $18,156, respectively)	$1,078,522	$1,099,187
Payable for investments purchased	9,277	1,019
Accounts payable and accrued expenses	1,154	1,034
Interest payable	6,194	8,244
Accrued management fees	6,571	6,761
Accrued subordinated incentive fee on income	8,181	3,964
Accrued administrative services expense	1,499	2,006
Shareholder distribution payable	—	2,663
Share repurchases payable	40	40
Total liabilities	1,111,438	1,124,918

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 51,975,626
and 53,192,808 shares issued and 51,973,518 and 53,189,269 shares outstanding, respectively	52	53
Capital in excess of par value	1,009,701	1,021,684
Accumulated distributable losses	(237,247)	(200,927)
Total shareholders' equity	772,506	820,810
Total liabilities and shareholders' equity	$1,883,944	$1,945,728
Net asset value per share of common stock at end of period	$14.86	$15.43

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$30,251	$40,613	$96,849	$134,497	$165,786
Paid-in-kind interest income	10,609	5,526	25,257	19,811	31,397
Fee income	766	900	5,288	6,111	9,865
Dividend income	535	345	2,253	5,484	5,855
Non-controlled, affiliated investments
Interest income	1,045	429	5,325	4,331	6,426
Paid-in-kind interest income	4,119	3,831	10,609	8,882	11,692
Fee income	—	2,894	700	3,598	3,648
Dividend income	370	89	1,000	129	411
Controlled investments
Interest income	19,717	2,991	27,976	9,386	12,970
Paid-in-kind interest income	2,436	—	2,436	—	—
Fee income	8,863	2,009	9,336	2,309	4,382
Total investment income	78,711	59,627	187,029	194,538	252,432
Operating expenses
Management fees	6,532	6,854	19,654	20,559	27,321
Administrative services expense	1,225	1,184	3,700	3,522	4,783
Subordinated incentive fee on income	8,181	4,586	15,854	16,371	20,334
General and administrative	1,649	1,855	4,878	5,298	7,157
Interest expense	22,652	23,551	68,287	71,626	96,870
Total operating expenses	40,239	38,030	112,373	117,376	156,465
Net investment income before taxes	38,472	21,597	74,656	77,162	95,967
Income tax (benefit) expense, including excise tax	(95)	(21)	(85)	(12)	107
Net investment income after taxes	38,567	21,618	74,741	77,174	95,860
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(9,605)	3,938	(39,687)	(18,984)	(24,367)
Non-controlled, affiliated investments	—	—	—	(7,091)	(3,946)
Net realized (losses) gains	(9,605)	3,938	(39,687)	(26,075)	(28,313)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(18,923)	(4,242)	(28,753)	(9,342)	(8,218)
Non-controlled, affiliated investments	25,828	(7,539)	27,959	9,417	5,059
Controlled investments	11	(14,154)	(13,771)	(22,730)	(30,486)
Net change in unrealized appreciation (depreciation)	6,916	(25,935)	(14,565)	(22,655)	(33,645)
Net realized and unrealized losses	(2,689)	(21,997)	(54,252)	(48,730)	(61,958)
Net increase (decrease) in net assets resulting from operations	$35,878	$(379)	$20,489	$28,444	$33,902
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.69	$(0.01)	$0.39	$0.53	$0.63
Net investment income per share	$0.74	$0.40	$1.42	$1.44	$1.79
Weighted average shares of common stock outstanding	52,065,707	53,439,316	52,585,897	53,663,884	53,564,788
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2023 (audited)	54,184,636	$54	$1,033,030	$(153,521)	$879,563
Repurchases of common stock	(424,031)	—	(4,670)	—	(4,670)
Net investment income	—	—	—	32,593	32,593
Net realized losses on investments	—	—	—	(9,736)	(9,736)
Net unrealized losses on investments	—	—	—	(16,412)	(16,412)
Distributions declared and payable ($0.34 per share)	—	—	—	(18,279)	(18,279)
Balance at March 31, 2024 (unaudited)	53,760,605	54	1,028,360	(165,355)	863,059
Repurchases of common stock	(234,982)	—	(2,671)	—	(2,671)
Net investment income	—	—	—	22,963	22,963
Net realized losses on investments	—	—	—	(20,277)	(20,277)
Net unrealized gains on investments	—	—	—	19,692	19,692
Distributions declared and payable ($0.41 per share)	—	—	—	(21,960)	(21,960)
Balance at June 30, 2024 (unaudited)	53,525,623	54	1,025,689	(164,937)	860,806
Repurchases of common stock	(165,737)	(1)	(2,002)	—	(2,003)
Net investment income	—	—	—	21,618	21,618
Net realized gains on investments	—	—	—	3,938	3,938
Net unrealized losses on investments	—	—	—	(25,935)	(25,935)
Distributions declared and payable ($0.36 per share)	—	—	—	(19,234)	(19,234)
Balance at September 30, 2024 (unaudited)	53,359,886	53	1,023,687	(184,550)	839,190
Repurchases of common stock	(170,617)	—	(2,003)	—	(2,003)
Net investment income	—	—	—	18,686	18,686
Net realized losses on investments	—	—	—	(2,238)	(2,238)
Net unrealized losses on investments	—	—	—	(10,990)	(10,990)
Distributions declared and payable ($0.41 per share)	—	—	—	(21,835)	(21,835)
Balance at December 31, 2024 (audited)	53,189,269	53	1,021,684	(200,927)	820,810
Repurchases of common stock	(185,862)	—	(2,172)	—	(2,172)
Net investment income	—	—	—	19,252	19,252
Net realized gains on investments	—	—	—	2,294	2,294
Net unrealized losses on investments	—	—	—	(64,251)	(64,251)
Distributions declared and payable ($0.36 per share)	—	—	—	(19,149)	(19,149)
Balance at March 31, 2025 (unaudited)	53,003,407	53	1,019,512	(262,781)	756,784
Repurchases of common stock	(699,565)	(1)	(6,555)	—	(6,556)
Net investment income	—	—	—	16,922	16,922
Net realized losses on investments	—	—	—	(32,376)	(32,376)
Net unrealized gains on investments	—	—	—	42,770	42,770
Distributions declared and payable ($0.36 per share)	—	—	—	(18,934)	(18,934)
Balance at June 30, 2025 (unaudited)	52,303,842	52	1,012,957	(254,399)	758,610
Repurchases of common stock	(330,324)	—	(3,256)	—	(3,256)
Net investment income	—	—	—	38,567	38,567
Net realized losses on investments	—	—	—	(9,605)	(9,605)
Net unrealized gains on investments	—	—	—	6,916	6,916
Distributions declared and payable ($0.36 per share)	—	—	—	(18,726)	(18,726)
Balance at September 30, 2025 (unaudited)	51,973,518	$52	$1,009,701	$(237,247)	$772,506
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$35,878	$(379)	$20,489	$28,444	$33,902
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discount on investments	(19,445)	(1,864)	(23,654)	(15,162)	(16,773)
Proceeds from principal repayment of investments	148,107	129,225	270,081	396,753	443,595
Purchase of investments	(81,833)	(92,469)	(185,752)	(351,634)	(464,054)
Paid-in-kind interest and dividends capitalized	(17,955)	(9,795)	(40,497)	(29,504)	(44,540)
(Increase) decrease in short term investments, net	(43,727)	29,659	(33,582)	59,943	44,628
Proceeds from sale of investments	3,061	24,356	18,517	41,411	42,868
Net realized loss (gain) on investments	9,605	(3,938)	39,687	26,075	28,313
Net change in unrealized (appreciation) depreciation on investments	(6,916)	25,935	14,565	22,655	33,645
Amortization of debt issuance costs	1,882	1,325	5,545	3,834	5,593
(Increase) decrease in interest receivable on investments	7,201	(9,818)	2,687	(15,218)	(10,516)
(Increase) decrease in dividends receivable on investments	—	53	—	(76)	—
(Increase) decrease in receivable due on investments sold and repaid	(1,810)	(25,973)	(2,253)	(27,637)	(1,998)
(Increase) decrease in prepaid expenses and other assets	(2,053)	(559)	(1,754)	(153)	83
Increase (decrease) in payable for investments purchased	9,273	(11,789)	8,258	(4,692)	(3,673)
Increase (decrease) in accounts payable and accrued expenses	(24)	285	120	280	(2)
Increase (decrease) in interest payable	(1,672)	(2,413)	(2,050)	(3,030)	(1,987)
Increase (decrease) in accrued management fees	74	13	(190)	(39)	(132)
Increase (decrease) in accrued administrative services expense	236	387	(507)	(641)	(150)
Increase (decrease) in subordinated incentive fee on income payable	4,592	(285)	4,217	(29)	(651)
Increase (decrease) in share repurchase payable	(94)	40	—	40	40
Net cash provided by operating activities	44,380	51,996	93,927	131,620	88,191
Financing activities:
Repurchase of common stock	(3,256)	(2,003)	(11,984)	(9,344)	(11,347)
Shareholders' distributions paid	(18,726)	(21,910)	(59,472)	(70,310)	(89,482)
Repayments under financing arrangements	(25,000)	(130,000)	(45,000)	(152,500)	(277,500)
Borrowings under financing arrangements	—	130,000	20,000	130,000	302,500
Debt issuance costs paid	—	(8,116)	(1,210)	(8,116)	(13,107)
Net cash used in financing activities	(46,982)	(32,029)	(97,666)	(110,270)	(88,936)
Net (decrease) increase in cash and restricted cash	(2,602)	19,967	(3,739)	21,350	(745)
Cash, beginning of period	6,533	9,798	7,670	8,415	8,415
Cash, end of period	$3,931	$29,765	$3,931	$29,765	$7,670

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,426	$24,736	$64,774	$70,872	$93,312
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$74,226	$48,116	$121,306	$89,058	$92,673
Equity investments received in settlement of fee income	$14,323	$—	$14,323	$—	$—
Cash interest receivable exchanged for additional securities	$7,884	$1,340	$12,150	$2,971	$2,971
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 179.9%
Adapt Laser Acquisition, Inc.(t)(v)	S+1200, 1.00% SOFR Floor	12/31/2025	Capital Equipment	$10,535	$10,535	$10,800
Adapt Laser Acquisition, Inc.(t)(v)	S+1200, 1.00% SOFR Floor	12/31/2025	Capital Equipment	3,662	3,662	3,626
Allen Media, LLC(v)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,613	8,590	7,730
American Clinical Solutions LLC(s)(t)(v)	S+700, 1.00% SOFR Floor	6/30/2026	Healthcare & Pharmaceuticals	21,518	21,571	18,882
American Clinical Solutions LLC(p)(s)	0.00% Unfunded	6/30/2026	Healthcare & Pharmaceuticals	4,826	—	(591)
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2026	Services: Business	13,999	13,968	13,999
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	2,500	(5)	—
Ancile Solutions, Inc.(m)(v)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,307	10,248	11,827
Anthem Sports & Entertainment Inc.(t)(v)	S+550, 1.00% SOFR Floor	11/15/2027	Media: Diversified & Production	12,760	12,760	12,258
Anthem Sports & Entertainment Inc.(t)	10.00%	11/15/2027	Media: Diversified & Production	27,117	24,233	20,372
Anthem Sports & Entertainment Inc.(q)(t)	1.00%	11/15/2027	Media: Diversified & Production	26,260	3,663	33
Appalachian Resource Company, LLC(t)(u)	S+500, 1.00% SOFR Floor	12/31/2025	Metals & Mining	14,821	14,827	10,412
Appalachian Resource Company, LLC(t)(u)	S+1000, 1.00% SOFR Floor	12/31/2025	Metals & Mining	6,235	6,235	6,032
APS Acquisition Holdings, LLC(m)(v)	S+550, 1.00% SOFR Floor	7/11/2029	Construction & Building	14,554	14,554	14,554
APS Acquisition Holdings, LLC	1.00% Unfunded	7/11/2026	Construction & Building	4,029	—	—
APS Acquisition Holdings, LLC(v)	S+550, 1.00% SOFR Floor	7/11/2026	Construction & Building	1,167	1,161	1,167
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	2,600	—	—
Atlas Supply LLC(x)	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	2,709
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	12,152	10,676	10,603
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	3,577	3,195	3,045
Avison Young (Canada) Inc./Avison Young (USA) Inc.(n)(v)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	8,003	7,893	7,583
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	4,066	3,889	4,071
BDS Solutions Intermediateco, LLC(m)(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	19,536	19,423	19,537
BDS Solutions Intermediateco, LLC(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	2,571	2,487	2,572
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	286	—	—
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	5/31/2026	Services: Business	17,059	17,057	16,283
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	5/31/2026	Services: Business	1,645	1,608	1,648
Berlitz Holdings, Inc.	0.50% Unfunded	5/31/2026	Services: Business	2,977	—	4
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	5/31/2026	Services: Business	466	466	467
Bradshaw International Parent Corp.(n)(u)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,662	12,528	12,520
Bradshaw International Parent Corp.(u)	S+575, 1.00% SOFR Floor	10/21/2026	Consumer Goods: Durable	154	144	152
Bradshaw International Parent Corp.	1.00% Unfunded	10/21/2026	Consumer Goods: Durable	1,691	—	(19)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(u)	S+600, 1.00% SOFR Floor	2/28/2027	Retail	14,366	14,293	14,258
Carestream Health, Inc.(r)(v)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	10,899	10,292	10,899
Celerity Acquisition Holdings, LLC(m)(t)(v)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	15,719	15,711	15,719
Cennox, Inc.(m)(n)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	38,315	38,057	37,980
Cennox, Inc.(p)	0.00% Unfunded	5/4/2029	Services: Business	432	—	(4)
Cennox, Inc.(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	2,989	2,989	2,962
Cennox, Inc.(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	1,568	1,568	1,554
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(m)(n)(v)	S+800, 1.00% SOFR Floor	6/17/2027	Construction & Building	24,901	24,906	24,901
Core Health & Fitness, LLC(m)(u)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,750	19,513	20,071
CrossLink Professional Tax Solutions, LLC(m)(u)	S+525, 1.00% SOFR Floor	6/30/2028	High Tech Industries	14,775	14,630	14,775
CrossLink Professional Tax Solutions, LLC(u)	S+525, 1.00% SOFR Floor	6/30/2028	High Tech Industries	368	347	368
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	1,840	—	—
David's Bridal, Inc.(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	16,947	16,947	16,799
David's Bridal, Inc.(m)(s)(t)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	81,229	81,229	73,411
David's Bridal, Inc.(s)(v)(y)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	10,000	9,558	9,709
David's Bridal, Inc.(s)(z)	0.00%	12/21/2027	Retail	2,355	2,340	2,128
David's Bridal, Inc.(s)(z)	0.00%	12/21/2027	Retail	2,200	2,186	1,988
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,097	9,002	9,097
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,140	4,095	4,140
Dermcare Management, LLC (u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,343	1,343	1,343
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(u)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,738	2,713	2,279
Entertainment Studios P&A LLC(u)	S+900, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	34,472	34,473	34,472
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	192
ESP Associates, Inc.(m)(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,532	8,427	8,532
ESP Associates, Inc.(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	197	171	197
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,118	—	—
FuseFX, LLC(m)(t)(u)	S+600, 1.00% SOFR Floor	9/30/2027	Media: Diversified & Production	21,239	21,239	20,746
Future Pak, LLC(m)(n)(u)	S+650, 2.00% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	24,125	24,125	24,125
Gold Medal Holdings, Inc.(m)(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	27,135	27,004	27,135
Gold Medal Holdings, Inc.(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	865	851	865
Gold Medal Holdings, Inc.	1.00% Unfunded	3/17/2027	Environmental Industries	1,632	—	—
Heritage Power, LLC(u)	S+550, 1.00% SOFR Floor	7/20/2028	Energy: Oil & Gas	1,192	1,192	1,186
Hilliard, Martinez & Gonzales, LLP(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	26,146	26,124	25,754
Hollander Intermediate LLC(r)(u)	S+300, 3.00% SOFR Floor	9/19/2027	Consumer Goods: Durable	18,800	18,559	16,638
Homer City Generation, L.P.(t)	15.00%	4/16/2028	Energy: Oil & Gas	17,663	17,775	16,780
Homer City Generation, L.P.(t)	17.00%	4/16/2028	Energy: Oil & Gas	14,848	14,846	14,959
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
HW Acquisition, LLC(r)(t)(v)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	5,550	5,539	4,454
HW Acquisition, LLC(r)(t)	Prime+500	9/28/2026	Capital Equipment	4,995	4,991	4,008
HW Acquisition, LLC(r)	0.50% Unfunded	9/28/2026	Capital Equipment	252	—	(50)
ICA Foam Holdings, LLC(m)(v)	S+600, 1.00% SOFR Floor	12/5/2026	Containers, Packaging & Glass	18,726	18,716	18,632
Inotiv, Inc.(t)(v)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	20,563	20,060	17,620
Instant Web, LLC(r)(t)(u)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	55,547	55,547	36,383
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	2,409	2,386	2,370
Instant Web, LLC(r)(t)	Prime+375, 4.00% Prime Floor	2/25/2027	Media: Advertising, Printing & Publishing	612	612	619
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,652	1,652	1,625
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,731	—	(28)
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,081	—	(18)
Invincible Boat Company LLC(m)(t)(u)	S+1131, 1.50% SOFR Floor	12/31/2026	Consumer Goods: Durable	13,348	13,314	12,213
Invincible Boat Company LLC(u)	S+750, 1.50% SOFR Floor	12/31/2026	Consumer Goods: Durable	798	798	730
Invincible Boat Company LLC	0.50% Unfunded	12/31/2026	Consumer Goods: Durable	399	—	(34)
INW Manufacturing, LLC(m)(n)(v)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	17,920	17,628	17,226
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	6,810	6,776	6,810
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	1,951	1,942	1,951
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	816	(3)	—
Isagenix International, LLC(r)(t)(v)	S+760, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	10,038	10,038	5,847
JP Intermediate B, LLC(m)(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	27,159	27,159	24,545
JP Intermediate B, LLC(m)(s)(v)	S+700, 1.00% SOFR Floor	9/30/2030	Beverage, Food & Tobacco	6,906	6,906	6,906
K&N Parent, Inc.(t)(u)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	5,944	5,944	5,632
K&N Parent, Inc.(u)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,156	4,065	4,245
Klein Hersh, LLC(i)(u)	S+850, 0.50% SOFR Floor	4/27/2028	Services: Business	23,129	21,008	20,990
LAV Gear Holdings, Inc.(m)(r)(t)(v)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	16,171	16,171	14,615
LAV Gear Holdings, Inc.(n)(r)(t)(v)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	5,155	4,947	5,142
LAV Gear Holdings, Inc.(r)(t)	0.50%	7/31/2029	Services: Business	726	(73)	(2)
Lift Brands, Inc.(m)(n)(r)(u)	S+750, 1.00% SOFR Floor	9/30/2026	Services: Consumer	21,541	21,541	21,864
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	7,149	7,106	7,024
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	8,038	7,896	7,793
Lux Credit Consultants LLC(m)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	17,475	17,475	17,475
Lux Credit Consultants LLC(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	1,880	1,880	1,880
Lux Credit Consultants LLC(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	406	406	406
Lux Credit Consultants LLC	1.00% Unfunded	4/29/2028	Automotive	456	—	—
MacNeill Pride Group Corp.(m)(v)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	16,205	16,210	16,205
MacNeill Pride Group Corp.(v)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	5,977	5,970	5,977
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Metrc Inc.(m)(v)	S+550, 1.00% SOFR Floor	9/30/2031	Services: Business	13,500	13,230	13,230
Metrc Inc.	0.50% Unfunded	9/30/2031	Services: Business	2,250	(45)	(45)
Metrc Inc.	0.50% Unfunded	9/30/2027	Services: Business	2,250	(45)	(45)
Moss Holding Company(m)(n)(v)	S+550, 1.00% SOFR Floor	10/17/2026	Services: Business	21,698	21,551	21,698
Moss Holding Company(m)(v)	S+550, 1.00% SOFR Floor	10/17/2026	Services: Business	3,705	3,680	3,705
Moss Holding Company	5.50% Unfunded	10/17/2026	Services: Business	106	—	—
Moss Holding Company	0.50% Unfunded	10/17/2026	Services: Business	2,126	—	—
Newbury Franklin Industrials LLC(m)(v)	S+700, 2.00% SOFR Floor	12/11/2029	Capital Equipment	7,966	7,859	7,886
Newbury Franklin Industrials LLC(v)	S+700, 1.00% SOFR Floor	12/11/2029	Capital Equipment	908	895	899
Newbury Franklin Industrials LLC	1.00% Unfunded	12/11/2029	Capital Equipment	1,066	—	(11)
NewsCycle Solutions, Inc.(q)(v)	S+100, 1.00% SOFR Floor	9/30/2026	Media: Advertising, Printing & Publishing	14,161	11,848	8,337
NTM Acquisition Corp.(m)(v)	S+675, 1.00% SOFR Floor	6/18/2026	Hotel, Gaming & Leisure	22,823	22,823	22,823
OpCo Borrower, LLC(m)(n)(v)	S+625, 1.00% SOFR Floor	4/26/2029	Healthcare & Pharmaceuticals	27,924	27,831	27,924
Optio Rx, LLC(r)(t)(v)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	14,354	14,354	14,354
Optio Rx, LLC(r)	0.50% Unfunded	3/21/2030	Healthcare & Pharmaceuticals	658	—	—
Optio Rx, LLC(r)(t)(v)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	683	683	683
Playboy Enterprises, Inc.(h)(v)	S+625, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	14,897	14,786	14,897
PRA Acquisition, LLC(m)(v)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	17,461	17,461	17,418
RA Outdoors, LLC(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	11,644	11,644	10,917
RA Outdoors, LLC(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	1,114	1,096	1,044
RA Outdoors, LLC(p)	0.00% Unfunded	6/30/2027	Media: Diversified & Production	1,083	—	(68)
Riddell, Inc. / All American Sports Corp.(m)(n)(u)	S+600, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	15,331	15,113	15,101
Riddell, Inc. / All American Sports Corp.(p)	0.00% Unfunded	9/29/2026	Consumer Goods: Durable	1,636	—	(25)
Robert C. Hilliard, L.L.P.(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	2,444	2,450	2,407
RumbleOn, Inc.(m)(t)(v)	S+775, 1.00% SOFR Floor	8/31/2026	Automotive	2,415	2,410	2,354
RumbleOn, Inc.(m)(t)(v)	S+775, 1.00% SOFR Floor	8/31/2026	Automotive	8,001	7,863	7,801
Sequoia Healthcare Management, LLC(q)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	—	—
SHF Holdings, Inc.(n)(v)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	18,124	18,124	18,124
SHF Holdings, Inc.(v)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	1,435	1,435	1,435
SHF Holdings, Inc.	0.50% Unfunded	1/22/2030	Beverage, Food & Tobacco	304	—	—
Sleep Opco, LLC(m)(n)(v)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	13,234	13,172	13,234
Sleep Opco, LLC(m)(v)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	386	385	386
Sleep Opco, LLC(m)(v)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	1,382	1,357	1,382
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(7)	—
Spin Holdco Inc.(n)(v)	S+400, 0.75% SOFR Floor	3/31/2028	Services: Business	9,896	8,806	8,334
Spinal USA, Inc. / Precision Medical Inc.	0.00%	5/29/2026	Healthcare & Pharmaceuticals	19,965	19,931	8,161
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,774	1,774	725
Spinal USA, Inc. / Precision Medical Inc.	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,141	986	466
Spinal USA, Inc. / Precision Medical Inc.	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,083	1,083	443
Spinal USA, Inc. / Precision Medical Inc.	0.00%	5/29/2026	Healthcare & Pharmaceuticals	825	825	825
Spinal USA, Inc. / Precision Medical Inc.	0.00%	5/29/2026	Healthcare & Pharmaceuticals	904	904	369
Spinal USA, Inc. / Precision Medical Inc.(v)	S+950	5/29/2026	Healthcare & Pharmaceuticals	125	125	154
Spinal USA, Inc. / Precision Medical Inc.(p)	0.00% Unfunded	5/29/2026	Healthcare & Pharmaceuticals	125	—	—
STATinMED, LLC(q)(r)(t)(u)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	19,920	11,797	5,030
STATinMED, LLC(r)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	1,004	1,004	768
STATinMED, LLC(r)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	224	224	199
Stengel Hill Architecture, LLC(u)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	13,887	13,887	13,887
Stengel Hill Architecture, LLC(u)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,515	1,515	1,515
Stengel Hill Architecture, LLC(u)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	825	825	825
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	1,425	—	—
Tactical Air Support, Inc.(m)(u)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	11,400	11,400	11,400
Tactical Air Support, Inc.(m)(u)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,975	1,975	1,975
Tactical Air Support, Inc.(u)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,900	1,862	1,900
Tactical Air Support, Inc.	0.75% Unfunded	12/22/2028	Aerospace & Defense	2,000	—	—
The Men's Wearhouse, LLC(n)(v)	S+575, 0.00% SOFR Floor	2/26/2029	Retail	1,276	1,271	1,283
Thrill Holdings LLC(m)(v)	S+600, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	18,217	18,217	17,905
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	—
TMK Hawk Parent, Corp.(t)(u)	S+525, 1.00% SOFR Floor	6/30/2029	Services: Business	7,459	7,459	7,338
TMK Hawk Parent, Corp.(p)	0.00% Unfunded	10/28/2026	Services: Business	780	—	—
Trademark Global, LLC(q)(r)(t)(v)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	19,973	19,288	11,335
Trammell, P.C.(t)(u)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	18,293	18,293	18,293
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,525	1,426	702
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	150
Wok Holdings Inc.(m)(n)(u)	S+625, 0.00% SOFR Floor	3/1/2026	Beverage, Food & Tobacco	24,387	23,787	23,808
WorkGenius, Inc.(m)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	16,858	16,858	16,858
WorkGenius, Inc.(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	744	750
WorkGenius, Inc.(m)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	7,439	7,439	7,439
Xenon Arc, Inc.(m)(v)	S+575, 0.75% SOFR Floor	12/20/2028	High Tech Industries	3,806	3,786	3,806
Total Senior Secured First Lien Debt					1,487,265	1,389,814
Senior Secured Second Lien Debt - 0.0%
RA Outdoors, LLC(q)(t)(v)	S+900, 1.00% SOFR Floor	12/31/2027	Media: Diversified & Production	2,218	2,218	—
Total Senior Secured Second Lien Debt					2,218	—
Collateralized Securities and Structured Products - Equity - 0.5%
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	0.00% Estimated Yield	10/15/2030	Diversified Financials	4,000	—	—
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(g)(h)	11.84% Estimated Yield	4/28/2039	Diversified Financials	4,000	3,967	4,009
Total Collateralized Securities and Structured Products - Equity					3,967	4,009
Unsecured Debt - 1.0%
Klein Hersh, LLC(m)(p)	0.00%	4/27/2032	Services: Business	4,368	988	961
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,308	22,860	4,840
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,668	1,668	1,597
Total Unsecured Debt					25,516	7,398
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)

Portfolio Company(a)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 43.6%
ACS Holdings LLC, Class A-1 Membership Units(o)(p)(s)		Healthcare & Pharmaceuticals	32,314,367 Units	—	—
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(p)(r)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(p)		Energy: Oil & Gas	511,255 Units	1,642	822
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)		Banking, Finance, Insurance & Real Estate	8,800,606 Units	10,684	10,385
Avison Young (Canada) Inc., Class F Common Shares(p)		Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	556
Carestream Health Holdings, Inc., Common Stock(p)(r)		Healthcare & Pharmaceuticals	617,927 Units	21,762	20,324
CF Arch Holdings LLC, Class A Units		Services: Business	380,952 Units	381	682
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)		Diversified Financials	22,072,841 Units	22,073	18,101
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)		Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units(p)		Construction & Building	849,201 Units	237	674
David's Bridal Holdings, LLC, Preferred Units(p)(s)		Retail	1,000 Units	10,820	14,776
David's Bridal Holdings, LLC, Class A Common Units(p)(s)		Retail	876,920 Units	23,130	12,378
David's Bridal Holdings, LLC, Class B Common Units(p)(s)		Retail	441,441 Units	6,978	6,231
EBSC Holdings LLC, Preferred Units (10% Return)		Consumer Goods: Durable	2,000 Units	2,292	2,171
FWS Parent Holdings, LLC, Class A Membership Interests(p)		Services: Business	35,242 Units	800	700
GSC Technologies Inc., Common Shares(p)(r)		Chemicals, Plastics & Rubber	807,268 Units	—	73
Heritage Litigation Trust, Restricted Stock(p)		Energy: Oil & Gas	238,375 Units	100	124
Instant Web Holdings, LLC, Class A Common Units(p)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)		Retail	8,888,354 Units	10,740	11,199
Isagenix Worldwide, Inc., Common Shares(p)(r)		Beverage, Food & Tobacco	757,225 Units	8,987	—
JuicePlus Topco, LLC(p)(s)		Beverage, Food & Tobacco	271,637 Units	31,238	31,510
K&N Holdco, LLC, Membership Units(p)		Consumer Goods: Durable	743,846 Units	8,927	1,395
Language Education Holdings GP LLC, Common Units(p)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)		Services: Business	366,667 Units	825	1,003
LB NewHoldco LLC, Voting Units(p)		Hotel, Gaming & Leisure	123,568 Units	4,200	757
Live Comfortably Inc., Common Stock(p)(r)		Consumer Goods: Durable	8,654 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(r)		Energy: Oil & Gas	1,491,731 Units	12,835	103,705
Mount Logan Capital Inc., Common Stock(f)(h)		Banking, Finance, Insurance & Real Estate	254,756 Units	3,534	1,987
New Giving Acquisition, Inc., Common Stock		Healthcare & Pharmaceuticals	4,630 Units	633	2,140
New HW Holdings Corp., Preferred Stock(p)(r)		Capital Equipment	14 Units	9,899	—
New HW Holdings Corp., Common Stock(p)(r)		Capital Equipment	119 Units	—	—
NS NWN Acquisition, LLC, Class A Preferred Units		High Tech Industries	111 Units	—	514
NS NWN Acquisition, LLC, Common Equity(p)		High Tech Industries	346 Units	—	—
NS NWN Holdco LLC, Non-Voting Units		High Tech Industries	522 Units	—	156
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	1,683
Online Pharmacy Holdings, LLC, Series A Preferred Equity (5% Return)(r)		Healthcare & Pharmaceuticals	3,762,159 Units	3,184	3,875
Online Pharmacy Holdings, LLC, Series D-1 Common Equity(p)(r)		Healthcare & Pharmaceuticals	1,235 Units	—	—
Palmetto Clean Technology, Inc., Warrants(p)		High Tech Industries	724,112 Units	472	8,744
PLBY Group, Inc., Common Stock(f)(h)(p)		Consumer Goods: Non-Durable	2,216,105 Units	5,511	3,258
RumbleOn, Inc., Warrants(p)	8/14/2028	Automotive	60,606 Units	378	147
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,326	1,583
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	2,214
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	5,825
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	2,361
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	10,414,785 Units	11,662	11,657
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	167,952 Units	19,985	20,538
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TG Parent NewCo LLC, Common Units(o)(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	5,747
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	94
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	11,370
White Tiger NewCo, LLC, Class A Units(p)(r)		Services: Business	76,140 Units	12,664	12,662
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	600
WorkGenius, LLC, Class A-1 Units(p)		Services: Business	1,864 Units	2,833	2,235
Yak Holding II, LLC, Series A Common Units		Construction & Building	127,419 Units	—	7
Total Equity				288,789	336,963
Short Term Investments - 13.3%(k)
First American Treasury Obligations Fund, Class Z Shares(m)(n)	3.98%(l)			102,400	102,400
Total Short Term Investments				102,400	102,400
TOTAL INVESTMENTS - 238.3%				$1,910,155	1,840,584
LIABILITIES IN EXCESS OF OTHER ASSETS - (138.3)%					(1,068,078)
NET ASSETS - 100.0%					$772,506
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, for each loan listed may not be the applicable SOFR rate as of September 30, 2025, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to September 30, 2025.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2025, 95.7% of the Company’s total assets represented qualifying assets.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)
i.Due to an annual cap in interest in the loan agreement, the all-in-rate on this loan as of September 30, 2025 was 4.26%.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of September 30, 2025.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of September 30, 2025 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with UBS AG, or UBS, as of September 30, 2025 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of September 30, 2025.
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2024 and September 30, 2025, along with transactions during the nine months ended September 30, 2025 in these affiliated investments, were as follows:

		Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
American Clinical Solutions LLC
First Lien Term Loan	$11,075	$2,167	$(13,242)	$—	$—	$—	$436	$—	$—
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	11,172	181	(256)	(198)	10,899	—	1,198	—	—
Carestream Health Holdings Inc.
Common Shares	20,108	—	—	216	20,324	—	—	—	—
GSC Technologies Inc.
Common Shares	32	—	—	41	73	—	—	—	—
Hollander Intermediate LLC
First Lien Term Loan	—	17,187	—	(549)	16,638	—	979	—	—
HW Acquisition, LLC
Revolving Loan	3,140	1,628	—	(810)	3,958	—	373	—	—
First Lien Term Loan	4,794	424	—	(764)	4,454	—	471	—	—
Instant Web, LLC
Revolving Loan	2,430	9,193	(9,300)	29	2,352	—	217	—	—
Priming Term Loan	573	50	—	(4)	619	—	49	—	—
First Lien Term Loan	36,557	4,596	—	(4,770)	36,383	—	4,597	—	—
First Lien Delayed Draw Term Loan	1,458	137	—	2	1,597	—	129	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	11,644	—	—	(445)	11,199	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	9,229	644	—	(4,026)	5,847	—	843	—	—
Isagenix Worldwide, Inc.
Common Shares	6,322	—	—	(6,322)	—	—	—	—	—
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)

		Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
LAV Gear Holdings, Inc.
First Lien Term Loan	—	16,171	—	(1,556)	14,615	—	285	—	—
First Lien Term Loan	—	4,944	—	198	5,142	—	157	—	—
Revolving Loan	—	(72)		70	(2)	—	—	—	—
Lift Brands, Inc.
Term Loan A	22,814	—	(1,273)	323	21,864	—	2,009	—	518
Term Loan B	6,577	488	(26)	(15)	7,024	—	463	—	103
Term Loan C	7,386	516	(142)	33	7,793	—	519	—	79
Live Comfortably Inc.
Common Stock	—	—	—	—	—	—	—	—	—
Longview Intermediate Holdings C, LLC
Membership Units	52,166	—	—	51,539	103,705	—	—	12	—
New HW Holdings Corp.
Preferred Stock	3,141	—	—	(3,141)	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
Online Pharmacy Holdings, LLC
Series A Preferred Equity	—	3,184	—	691	3,875	—	—	99	—
Series D Preferred Equity	—	—	—	—	—	—	—	—	—
Optio Rx, LLC
First Lien Term Loan	—	14,354	—	—	14,354	—	1,085	—	—
Revolving Loan	—	682	—	1	683	—	48	—	—
Snap Fitness Holdings, Inc.
Class A Stock	5,028	—	—	797	5,825	—	—	—	—
Warrants	2,038	—	—	323	2,361	—	—	—	—
SRA Holdings, LLC
Unsecured Debt	4,103	—	(4,103)	—	—	—	97	—	—
SRA Parent, LLC
Preferred Equity	9,533	2,137	—	(13)	11,657	—	—	889	—
Common Equity	17,277	2,395	—	866	20,538	—	—	—	—
STATinMED, LLC
First Lien Term Loan	4,592	87	—	351	5,030	—	87	—	—
Senior Term Loan	942	—	—	(174)	768	—	580	—	—
Senior Superpriority Term Loan	243	—	—	(44)	199	—	30	—	—
STATinMed Parent, LLC
Class A Preferred Units	—	—	—	—	—	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
TG Parent NewCo LLC
Common Equity	—	—	—	—	—	—	—	—	—
Trademark Global, LLC
First Lien Term Loan	14,831	1,192	—	(4,688)	11,335	—	1,282	—	—
White Tiger NewCo, LLC
Common Equity	—	12,664	—	(2)	12,662	—	—	—	—
Totals	$269,205	$94,949	$(28,342)	$27,959	$363,771	$—	$15,934	$1,000	$700
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2024 and September 30, 2025, along with transactions during the nine months ended September 30, 2025 in these controlled investments, were as follows:

		Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Controlled Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
American Clinical Solutions LLC
First Lien Term Loan	$—	$18,913	$—	$(31)	$18,882	$—	$1,141	$—	$50
Delayed Draw Term Loan	—	—	—	(591)	(591)	—	—	—	—
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
CION/EagleTree Partners, LLC
Senior Secured Note	36,037	—	—	—	36,037	—	3,773	—	—
Participating Preferred Shares	18,103	—	—	(2)	18,101	—	—	—	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Secured Loan Receivable	—	3,180	(1,000)	(192)	1,988	—	28	—	—
Secured Loan Receivable	—	2,346	—	(218)	2,128	—	26	—	—
Exit First Lien Term Loan	73,181	4,179	—	(3,949)	73,411	—	8,278	—	—
Incremental First Lien Term Loan	9,910	8,000	(1,217)	106	16,799	—	1,294	—	273
Fourteenth Amendment Term Loan	—	9,558	—	151	9,709	—	499	—	353
David's Bridal Holdings, LLC
Preferred Units	9,575	—	—	5,201	14,776	—	—	—	—
Class A Common Units	24,570	—	—	(12,192)	12,378	—	—	—	—
Class B Common Units	—	5,943	—	288	6,231	—	—	—	—
JP Intermediate B, LLC
First Lien Term Loan	—	—	—	—	—	—	15,366	—	—
First Out New Money Term Loan	—	6,906	—	—	6,906	—	—	—	—
Second Out Term Loan	—	27,159	—	(2,614)	24,545	—	7	—	—
Common Shares	—	31,238	—	272	31,510	—	—	—	8,660
Totals	$171,376	$117,422	$(2,217)	$(13,771)	$272,810	$—	$30,412	$—	$9,336
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(in thousands)
t.As of September 30, 2025, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	14.43%	2.00%	16.43%
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	4.15%	11.15%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	9.76%	9.76%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	10.00%	10.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	1.00%	1.00%
Appalachian Resource Company, LLC	Senior Secured First Lien Debt	—	14.26%	14.26%
Appalachian Resource Company, LLC	Senior Secured First Lien Debt	—	9.26%	9.26%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	5.82%	6.50%	12.32%
Berlitz Holdings, Inc.	Senior Secured First Lien Debt	8.39%	5.00%	13.39%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	10.00%	2.94%	12.94%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
David's Bridal Holdings, LLC	Senior Secured First Lien Debt	—	10.64%	10.64%
FuseFX, LLC	Senior Secured First Lien Debt	5.46%	5.00%	10.46%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	16.39%	16.39%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	10.29%	10.29%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	12.25%	12.25%
Inotiv, Inc.	Senior Secured First Lien Debt	10.89%	0.25%	11.14%
Instant Web, LLC	Senior Secured First Lien Debt	—	11.28%	11.28%
Invincible Boat Company LLC	Senior Secured First Lien Debt	8.00%	3.81%	11.81%
Isagenix International, LLC	Senior Secured First Lien Debt	2.50%	9.36%	11.86%
K&N Parent, Inc.	Senior Secured First Lien Debt	7.68%	5.00%	12.68%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	6.66%	3.44%	10.10%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Optio Rx, LLC	Senior Secured First Lien Debt	—	14.16%	14.16%
RA Outdoors, LLC	Senior Secured Second Lien Debt	—	11.25%	11.25%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	16.39%	16.39%
RumbleOn, Inc.	Senior Secured First Lien Debt	11.32%	1.00%	12.32%
STATinMED, LLC	Senior Secured First Lien Debt	—	13.75%	13.75%
TMK Hawk Parent, Corp.	Senior Secured First Lien Debt	6.28%	3.25%	9.53%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	—	12.76%	12.76%
Trammell, P.C.	Senior Secured First Lien Debt	—	19.78%	19.78%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
u.The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
v.The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
w.The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.
x.While the maturity date of this loan has passed, the Company expects all interest and principal to be collected.
y.The Company has entered into an agreement with the other lenders to purchase another $12,000 of the funded term loan and commit to another $8,000 of the unfunded term loan on March 20, 2026 if certain conditions are satisfied.
z.Investment is accounted for as senior secured debt collateralized by certain accounts receivable of the portfolio company.
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
September 30, 2025
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
September 30, 2025
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $102,400 and $68,818 of such investments at September 30, 2025 and December 31, 2024, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
Income Taxes
The Company elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not be subject to corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to pay distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.
One of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, or CIC Holdco, has elected to be treated as a taxable entity for U.S. federal income tax purposes. As a result, CIC Holdco is not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2025 or December 31, 2024.
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
Valuation of Portfolio Investments
The fair value of the Company’s investments is determined quarterly in good faith by CIM as the Company’s "valuation designee" designated by the Company's board of directors pursuant to Rule 2a-5 of the 1940 Act and pursuant to its consistently applied valuation procedures and valuation process in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. The Company’s board of directors and the audit committee of the board of directors, the latter of which is comprised solely of independent directors, oversees the activities, methodology and processes of the valuation designee. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Inputs used to measure these fair values are classified into the following hierarchy:
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
September 30, 2025
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
September 30, 2025
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
The Company has investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of September 30, 2025 and December 31, 2024.
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
September 30, 2025
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
September 30, 2025
(in thousands, except share and per share amounts)
Note 3. Share Transactions
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024:

	Nine Months Ended September 30,				Year Ended December 31,
	2025		2024		2024
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from offerings	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(1,215,751)	(11,984)	(824,750)	(9,344)	(995,367)	(11,347)
Net shares/amounts for share transactions	(1,215,751)	$(11,984)	(824,750)	$(9,344)	(995,367)	$(11,347)

Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2025, the Company sold 51,973,518 shares of common stock for net proceeds of $1,110,014. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $282,723, for which the Company repurchased 18,295,849 shares of common stock. As of September 30, 2025, 18,293,741 shares of common stock repurchased had been retired.

On August 27, 2024, the Company's shareholders approved a proposal that authorized the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. Through the expiration of such shareholder approval on August 27, 2025, the Company had not issued any such shares.
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

On August 15, 2025, as part of the share repurchase policy, the Company entered into a new trading plan with an independent broker, Wells Fargo Securities, LLC, or Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to the Company’s shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 15, 2026, and is subject to price, market volume and timing restrictions.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
The following table summarizes the share repurchases completed during the year ended December 31, 2024 and the nine months ended September 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2024
January 1 to January 31, 2024	125,304	$11.14	125,304	$31,700
February 1 to February 29, 2024	165,876	10.97	165,876	29,883
March 1 to March 31, 2024	132,851	10.95	132,851	28,431
April 1 to April 30, 2024	168,002	11.14	168,002	26,564
May 1 to May 31, 2024	27,449	11.67	27,449	26,244
June 1 to June 30, 2024	39,531	12.14	39,531	25,765
July 1 to July 31, 2024	71,305	12.35	71,305	24,885
August 1 to August 31, 2024	26,874	11.93	26,874	24,565
September 1 to September 30, 2024	67,558	11.86	67,558	23,764
October 1 to October 31, 2024	77,367	11.91	77,367	22,846
November 1 to November 30, 2024	24,104	11.63	24,104	22,566
December 1 to December 31, 2024	69,146	11.59	69,146	21,766
Total for the year ended December 31, 2024	995,367		995,367

2025
January 1 to January 31, 2025	89,466	$11.29	89,466	$20,758
February 1 to February 28, 2025	63,383	12.01	63,383	19,998
March 1 to March 31, 2025	33,013	12.13	33,013	19,598
April 1 to April 30, 2025	315,943	9.36	315,943	16,648
May 1 to May 31, 2025	95,782	9.76	95,782	15,714
June 1 to June 30, 2025	287,840	9.26	287,840	13,056
July 1 to July 31, 2025	230,738	9.86	230,738	10,786
August 1 to August 31, 2025(2)	57,331	9.78	57,331	30,226
September 1 to September 30, 2025	42,255	9.96	42,255	29,806
Total for the nine months ended September 30, 2025	1,215,751		1,215,751
(1)Amounts do not include any commissions paid to Wells Fargo on shares repurchased.
(2)Includes an additional $20 million of shares of the Company’s common stock that may be repurchased under the share repurchase policy approved by the board of directors on August 5, 2025.
From October 1, 2025 to October 29, 2025, the Company repurchased 302,571 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $2,828, or an average purchase price of $9.35 per share. As of October 29, 2025, 18,293,741 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Entity	Capacity	Description	2025	2024	2025	2024	2024
CIM	Investment adviser	Management fees(1)	$6,532	$6,854	$19,654	$20,559	$27,321
CIM	Investment adviser	Incentive fees(1)	8,181	4,586	15,854	16,371	20,334
CIM	Administrative services provider	Administrative services expense(1)	1,225	1,184	3,700	3,522	4,783
			$15,938	$12,624	$39,208	$40,452	$52,438
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
Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended September 30, 2025 and 2024, the Company recorded subordinated incentive fees on income of $8,181 and $4,586, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded subordinated incentive fees on income of $15,854 and $16,371, respectively. As of September 30, 2025 and December 31, 2024, the liabilities recorded for subordinated incentive fees were $8,181 and $3,964, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024, the Company had no liability for and did not record any capital gains incentive fees.

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
As of September 30, 2025 and December 31, 2024, the total liability payable to CIM and its affiliates was $16,251 and $12,731, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2025 and December 31, 2024, respectively.

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
Note 5. Distributions
Effective September 28, 2017, the Company's board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors on a quarterly basis. On September 15, 2021, management changed the timing of declaring and paying base distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. On November 3, 2025, management changed the timing of paying base distributions to shareholders from quarterly to monthly commencing in January 2026. Monthly base distributions will be declared quarterly in advance. Base distributions in respect of future months and any supplemental or special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration.
The Company’s management declared and the Company's board of directors ratified distributions for 6 and 3 record dates during the year ended December 31, 2024 and the nine months ended September 30, 2025, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
The following table presents distributions per share that were declared during the year ended December 31, 2024 and the nine months ended September 30, 2025:

	Distributions
Three Months Ended	Per Share	Amount
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308

2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
Total distributions for the nine months ended September 30, 2025	$1.08	$56,809
On November 3, 2025, the Company’s co-chief executive officers declared a quarterly base distribution of $0.36 per share for the fourth quarter of 2025 payable on December 15, 2025 to shareholders of record as of December 1, 2025.
On November 3, 2025, the Company’s co-chief executive officers changed the timing of paying base distributions to shareholders from quarterly to monthly commencing in January 2026. Monthly base distributions will be declared quarterly in advance.

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
September 30, 2025
(in thousands, except share and per share amounts)
The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the year ended December 31, 2024 and the nine months ended September 30, 2025 pursuant to the DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans of Programs
2024
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	—	—	—	—
June 1 to June 30, 2024	135,440	12.44	135,440	(1)
July 1 to July 31, 2024	18,789	12.51	18,789	(1)
August 1 to August 31, 2024	—	—	—	—
September 1 to September 30, 2024	131,659	12.10	131,659	(1)
October 1 to October 31, 2024	—	—	—	—
November 1 to November 30, 2024	—	—	—	—
December 1 to December 31, 2024	130,792	11.85	130,792	(1)
Total for the year ended December 31, 2024	679,359	$11.74	679,359	(1)

2025
January 1 to January 31, 2025	19,368	$11.49	19,368	(1)
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025	—	—	—	—
April 1 to April 30, 2025	159,518	9.13	159,518	(1)
May 1 to May 31, 2025	—	—	—	—
June 1 to June 30, 2025	151,264	9.29	151,264	(1)
July 1 to July 31, 2025	—	—	—	—
August 1 to August 31, 2025	—	—	—	—
September 1 to September 30, 2025	136,868	10.07	136,868	(1)
Total for the nine months ended September 30, 2025	467,018	$9.56	467,018	(1)
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

The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024:

	Nine Months Ended September 30,						Year Ended December 31,
	2025			2024			2024
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$1.08	$56,809	100.0%	$1.11	$59,473	100.0%	$1.52	$81,308	100.0%
Total distributions	$1.08	$56,809	100.0%	$1.11	$59,473	100.0%	$1.52	$81,308	100.0%

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
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
As of September 30, 2025, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $114,450; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $283,748; the net unrealized depreciation was $169,298; and the aggregate cost of securities for Federal income tax purposes was $2,009,882.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of September 30, 2025 and December 31, 2024 at amortized cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,487,265	$1,389,814	80.0%	$1,610,540	$1,563,256	86.0%
Senior secured second lien debt	2,218	—	—	5,187	2,680	0.1%
Collateralized securities and structured products - equity	3,967	4,009	0.2%	2,980	2,682	0.1%
Unsecured debt	25,516	7,398	0.4%	29,487	11,814	0.6%
Equity	288,789	336,963	19.4%	226,681	239,438	13.2%
Subtotal/total percentage	1,807,755	1,738,184	100.0%	1,874,875	1,819,870	100.0%
Short term investments(2)	102,400	102,400		68,818	68,818
Total investments	$1,910,155	$1,840,584		$1,943,693	$1,888,688
(1)Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$288,127	16.6%	$285,960	15.7%
Retail	179,162	10.3%	160,093	8.8%
Healthcare & Pharmaceuticals	174,664	10.1%	199,733	11.0%
Energy: Oil & Gas	141,373	8.1%	116,393	6.4%
Media: Diversified & Production	125,601	7.2%	129,210	7.1%
Services: Consumer	113,503	6.5%	111,832	6.2%
Beverage, Food & Tobacco	112,175	6.5%	100,612	5.5%
Consumer Goods: Durable	92,473	5.3%	95,968	5.3%
Banking, Finance, Insurance & Real Estate	70,425	4.1%	64,422	3.5%
Construction & Building	66,259	3.8%	99,383	5.5%
Diversified Financials	58,147	3.3%	56,822	3.1%
Media: Advertising, Printing & Publishing	49,288	2.8%	104,622	5.7%
Hotel, Gaming & Leisure	45,838	2.6%	49,823	2.7%
High Tech Industries	40,190	2.3%	37,665	2.1%
Capital Equipment	31,612	1.8%	52,349	2.9%
Automotive	30,063	1.7%	31,104	1.7%
Consumer Goods: Non-Durable	29,490	1.7%	35,210	1.9%
Environmental Industries	28,000	1.6%	27,344	1.5%
Containers, Packaging & Glass	18,632	1.1%	18,687	1.0%
Metals & Mining	16,444	1.0%	13,094	0.7%
Aerospace & Defense	15,275	0.9%	13,825	0.8%
Transportation: Cargo	11,370	0.7%	10,465	0.6%
Chemicals, Plastics & Rubber	73	—	32	—
Telecommunications	—	—	5,222	0.3%
Subtotal/total percentage	1,738,184	100.0%	1,819,870	100.0%
Short term investments	102,400		68,818
Total investments	$1,840,584		$1,888,688

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)

	September 30, 2025		December 31, 2024
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,696,176	97.6%	$1,782,659	98.0%
Canada	36,316	2.1%	33,541	1.8%
Cayman Islands	4,009	0.2%	2,682	0.1%
Bermuda	1,683	0.1%	988	0.1%
Subtotal/total percentage	1,738,184	100.0%	1,819,870	100.0%
Short term investments	102,400		68,818
Total investments	$1,840,584		$1,888,688
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of September 30, 2025 and December 31, 2024, investments on non-accrual status represented 1.8% and 1.4%, respectively, of the Company's investment portfolio on a fair value basis.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2025 and December 31, 2024, the Company’s unfunded commitments amounted to $48,689 and $70,681, respectively. As of October 29, 2025, the Company’s unfunded commitments amounted to $47,816. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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
On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to the Company and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. On November 16, 2023, the Company purchased a portion of the CION/EagleTree Notes held by ET-BC. As a result, as of September 30, 2025, the Company held $36,037 and ET-BC held $2,965 of the CION/Eagletree Notes. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to the Company.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of September 30, 2025:

Portfolio Company	Interest	Maturity	Industry	Principal/ Par Amount/ Units	Cost	Fair Value
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(a)	11.84% Estimated Yield	4/28/2039	Diversified Financials	$6,000	$5,462	$5,888
Total Collateralized Securities and Structured Products - Equity					5,462	5,888
Equity
American Clinical Solutions LLC, Class A Membership Interests(b)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	3,076
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(b)			Media: Diversified & Production	1,469 Units	486	—
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(b)			Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(b)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	9,360	8,885
Carestream Health Holdings, Inc., Common Stock(b)			Healthcare & Pharmaceuticals	614,367 Units	21,759	20,207
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	9,593	15,423
CHC Medical Partners, Inc., Additional Series C Preferred Stock, 8% Dividend			Healthcare & Pharmaceuticals	183,723 Units	332	808
CTS Ultimate Holdings LLC, Class A Preferred Units(b)			Construction & Building	3,578,701 Units	1,000	2,842
HDNet Holdco LLC, Preferred Unit Call Option(b)			Media: Diversified & Production	1 Unit	—	—
Language Education Holdings GP LLC, Common Units(b)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(b)			Services: Business	133,333 Units	300	365
Skillsoft Corp., Class A Common Stock(b)(c)			High Tech Industries	12,171 Units	2,000	158
Spinal USA, Inc. / Precision Medical Inc., Warrants(b)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					50,030	51,764
Short Term Investments(d)
First American Treasury Obligations Fund, Class Z Shares	3.98%(e)				2,257	2,257
Total Short Term Investments					2,257	2,257
TOTAL INVESTMENTS					$57,749	$59,909
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
e.7-day effective yield as of September 30, 2025.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of September 30, 2025 and December 31, 2024:

Selected Balance Sheet Information:	September 30, 2025	December 31, 2024
Investments, at fair value (amortized cost of $57,749 and $60,756, respectively)	$59,909	$59,866
Cash and other assets	29	—
Dividend receivable on investments	309	342
Interest receivable on investments	136	194
Total assets	$60,383	$60,402

Senior secured notes (net of unamortized debt issuance costs of $29 and $47, respectively)	$38,973	$38,956
Other liabilities	114	152
Total liabilities	39,087	39,108
Members' capital	21,296	21,294
Total liabilities and members' capital	$60,383	$60,402
The following table includes selected statement of operations information for CION/EagleTree for the three and nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Selected Statement of Operations Information:	2025	2024	2025	2024	2024
Total investment income	$681	$901	$2,041	$3,346	$4,746
Total expenses	1,568	1,638	4,717	6,329	7,974
Net realized (loss) gain on investments	(429)	—	(373)	3,325	3,641
Net change in unrealized (depreciation) appreciation on investments	(528)	2,247	3,050	(7,627)	(8,585)
Net (decrease) increase in net assets	$(1,844)	$1,510	$1	$(7,285)	$(8,172)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2025:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	SOFR+2.55%(1)	$300,000	$75,000	June 15, 2027
2029 Notes(2)	U.S. Public Bond Offering	7.50%	172,500	—	December 30, 2029
2026 Notes(3)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
2025 UBS Credit Facility	Term Loan Credit Facility	SOFR+2.75%	100,000	25,000	February 13, 2028
Series A Notes(4)	Israel Public Bond Offering	SOFR+3.82%	114,844	—	August 31, 2026
Tranche A 2027 Notes(5)	Note Purchase Agreement	SOFR+4.75%	100,000	—	November 8, 2027
Tranche B 2027 Notes(5)	Amended and Restated Note Purchase Agreement	SOFR+3.90%	100,000	—	November 8, 2027
2022 Term Loan(5)	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2024 Term Loan(5)	Term Loan Facility Agreement	SOFR+3.80%	30,000	—	September 30, 2027
			$1,092,344	$100,000
(1)34th Street pays an annual administration fee of 0.20% on JPM's total financing commitment. The administration fee is included in interest expense in the consolidated statements of operations.
(2)As of September 30, 2025, the fair value of the 2029 Notes was $174,363, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of September 30, 2025.
(3)As of September 30, 2025, the fair value of the 2026 Notes was $125,000, which was estimated based on discounted cash flows using current market interest rates for similar debt with comparable terms and remaining maturities. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2025.
(4)As of September 30, 2025, the fair value of the Series A Notes was $106,150, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of September 30, 2025.
(5)As of September 30, 2025, the outstanding amount of these debt obligations approximates their fair value. The fair value was estimated based on discounted cash flows using current market interest rates for similar debt with comparable terms and remaining maturities. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2025.
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
September 30, 2025
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
On July 15, 2024, 34th Street entered into a Fifth Amendment to the Third Amended JPM Credit Agreement with JPM, or the JPM Fifth Amendment. Under the JPM Fifth Amendment, advances to 34th Street remain unchanged of up to $675,000, but the credit spread on the floating interest rate payable by 34th Street on all such advances was reduced from the three-month SOFR plus a credit spread of 3.20% per year to SOFR plus a credit spread of 2.55% per year. Also under the JPM Fifth Amendment, the reinvestment period was extended from July 15, 2024 to June 15, 2026 and the maturity date was extended from May 15, 2025 to June 15, 2027. 34th Street will pay an annual administrative fee of 0.20% on JPM's total financing commitment.
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
On September 25, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $675,000 to $600,000 and repaid $70,000 of outstanding borrowings. On September 30, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $600,000 to $562,500 and repaid $30,000 of outstanding borrowings. On November 15, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $562,500 to $468,750 and repaid $75,000 of outstanding borrowings. On December 31, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $468,750 to $406,250 and repaid $50,000 of outstanding borrowings. On September 30, 2025, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $406,250 to $375,000 and repaid $25,000 of outstanding borrowings. As of September 30, 2025, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $300,000 and the aggregate unfunded principal amount was $75,000. The carrying amount outstanding under the Third Amended JPM Credit Facility approximates its fair value.
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
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended September 30, 2025, 34th Street was in compliance with all covenants and reporting requirements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
Through September 30, 2025, the Company incurred debt issuance costs of $18,070 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of September 30, 2025 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At September 30, 2025, the unamortized portion of the debt issuance costs was $3,471.
For the three and nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$5,863	$11,226	$17,810	$35,007	$42,934
Amortization of deferred financing costs	512	522	1,521	1,512	2,013
Non-usage fee	207	318	575	950	1,211
Total interest expense	$6,582	$12,066	$19,906	$37,469	$46,158
Weighted average interest rate(1)	7.28%	8.30%	7.33%	8.62%	8.47%
Average borrowings	$324,728	$544,348	$330,256	$548,102	$513,866
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

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC, and certain other exceptions, and to provide financial information to the holders of the 2029 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of and for the three months ended September 30, 2025, the Company was in compliance with all covenants and reporting requirements.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
Through September 30, 2025, the Company incurred debt issuance costs of $4,305 in connection with issuing the 2029 Notes, which were recorded as a direct reduction to the outstanding balance of the 2029 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2025 and will amortize to interest expense over the term of the 2029 Notes. At September 30, 2025, the unamortized portion of the debt issuance costs was $3,491.
For the three and nine months ended September 30, 2025 and for the period from October 3, 2024 through December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2029 Notes were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	For the Period From October 3, 2024 Through December 31, 2024

Stated interest expense	$3,234	$9,703	$3,163
Amortization of deferred financing costs	207	604	210
Total interest expense	$3,441	$10,307	$3,373
Weighted average interest rate(1)	7.50%	7.50%	7.50%
Average borrowings	$172,500	$172,500	$172,500
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
The 2026 Notes mature on February 11, 2026. The 2026 Notes bear interest at a rate of 4.50% per year payable semi-annually on February 11th and August 11th of each year, which commenced on August 11, 2021. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 2026 Notes after August 11, 2025, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any.
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended September 30, 2025, the Company was in compliance with all covenants and reporting requirements.
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
Through September 30, 2025, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2025 and will amortize to interest expense over the term of the 2026 Notes. At September 30, 2025, the unamortized portion of the debt issuance costs was $196.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2024
	2025	2024	2025	2024
Stated interest expense	$1,407	$1,407	$4,219	$4,219	$5,625
Amortization of deferred financing costs	135	134	399	400	535
Total interest expense	$1,542	$1,541	$4,618	$4,619	$6,160
Weighted average interest rate(1)	4.50%	4.50%	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000	$125,000	$125,000
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
September 30, 2025
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
September 30, 2025
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
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining and amending the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At September 30, 2025, all upfront fees and other expenses were fully amortized.
For the three and nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$—	$2,152	$919	$6,926	$8,974
Non-usage fee	—	96	45	245	341
Total interest expense	$—	$2,248	$964	$7,171	$9,315
Weighted average interest rate(1)	—	8.80%	8.07%	8.80%	8.70%
Average borrowings	$—	$100,000	$15,751	$107,062	$105,287
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
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
Pursuant to the 2025 UBS Credit Facility, Murray Hill Funding II made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. As of and for the three months ended September 30, 2025, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
Murray Hill Funding II paid an upfront fee and incurred certain other customary costs and expenses totaling $1,210 in connection with obtaining the 2025 UBS Credit Facility, which were recorded as a direct reduction to the outstanding balance of the 2025 UBS Credit Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the 2025 UBS Credit Facility. At September 30, 2025, the unamortized portion of the debt issuance costs was $957.
For the three months ended September 30, 2025 and for the period from February 13, 2025 through September 30, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2025 UBS Credit Facility were as follows:

	Three Months Ended September 30, 2025	For the Period from February 13, 2025 Through September 30, 2025

Stated interest expense	$1,790	$4,495
Non-usage fee	48	120
Amortization of deferred financing costs	102	253
Total interest expense	$1,940	$4,868
Weighted average interest rate(1)	7.19%	7.22%
Average borrowings	$100,000	$100,000
(1)Includes the stated interest expense and non-usage fee on the unused portion of the 2025 UBS Credit Facility and is annualized for periods covering less than one year.
Series A Notes
On February 28, 2023, the Company entered into a Deed of Trust, or the Deed of Trust, with Mishmeret Trust Company Ltd., as trustee, under which the Company issued $80,712 in aggregate principal amount of its Series A Unsecured Notes due 2026, or the Series A Notes. The Series A Notes offering in Israel closed on February 28, 2023 and the Series A Notes listed and commenced trading on the TASE on February 28, 2023 under the ticker symbol "CION B1". The Series A Notes are denominated in New Israeli Shekels, or NIS, but payment is linked to the US dollar based on an NIS conversion rate from February 20, 2023. As a result, the Series A Notes do not result in any foreign currency translation. After the deduction of fees and other offering expenses, the Company received net proceeds of approximately $77,900, which it used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Series A Notes are rated investment grade. The carrying amount outstanding under the Series A Notes approximates its fair value.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
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

The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2025, the Company was in compliance with all covenants and reporting requirements.
On October 10, 2023, the Company issued $34,132 in aggregate principal amount of its additional Series A Unsecured Notes due 2026, or the Additional Series A Notes, to institutional investors in Israel. The Additional Series A Notes were issued pursuant to the Deed of Trust and were issued by way of expanding, and have the same terms and conditions as, the existing Series A Notes that were issued by the Company on February 28, 2023. After the deduction of fees and other offering expenses, the Company received net proceeds of $32,317, which the Company used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Additional Series A Notes are rated investment grade, and commenced trading on the TASE on October 10, 2023 under the ticker symbol "CION B1".
Through September 30, 2025, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2025 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At September 30, 2025, the unamortized portion of the debt issuance costs was $1,462.
For the three and nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$2,277	$2,660	$7,030	$7,973	$10,378
Amortization of deferred financing costs	402	402	1,192	1,197	1,598
Total interest expense	$2,679	$3,062	$8,222	$9,170	$11,976
Weighted average interest rate(1)	8.11%	9.13%	8.07%	9.12%	8.91%
Average borrowings	$114,844	$114,844	$114,844	$114,844	$114,844
(1) Includes the stated interest expense on the Series A Notes and the Additional Series A Notes and is annualized for periods covering less than one year.
2027 Notes
On November 8, 2023, the Company entered into a Note Purchase Agreement with certain institutional investors, or the 2027 Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its senior unsecured notes, tranche A, due 2027, or the Tranche A 2027 Notes, at a purchase price equal to 99.25% of the principal amount of the Tranche A 2027 Notes. The net proceeds to the Company were $98,290, after the deduction of placement agent fees and other financing expenses, which the Company used to primarily repay debt under its senior secured financing arrangements, make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The Tranche A 2027 Notes are rated investment grade.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
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

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans, notes or unsecured indebtedness in excess of $25 million incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2025, the Company was in compliance with all covenants and reporting requirements.

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
Through September 30, 2025, the Company incurred debt issuance costs of $5,462 in connection with issuing the Tranche A 2027 Notes and the Tranche B 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the Tranche A 2027 Notes and the Tranche B 2027 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2025 and will amortize to interest expense over the term of the Tranche A 2027 Notes and the Tranche B 2027 Notes. At September 30, 2025, the unamortized portion of the debt issuance costs was $3,412.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Tranche A 2027 Notes and the Tranche B 2027 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$4,327	$2,864	$13,024	$7,952	$12,453
Amortization of deferred financing costs	409	149	1,214	362	772
Total interest expense	$4,736	$3,013	$14,238	$8,314	$13,225
Weighted average interest rate(1)	8.65%	9.82%	8.68%	9.97%	9.68%
Average borrowings	$200,000	$114,130	$200,000	$104,745	$128,689
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

The 2022 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2022 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2025, the Company was in compliance with all covenants and reporting requirements.
Through September 30, 2025, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2025 and will amortize to interest expense over the term of the 2022 Term Loan. At September 30, 2025, the unamortized portion of the debt issuance costs was $322.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 Term Loan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$996	$1,128	$2,960	$3,356	$4,391
Amortization of deferred financing costs	51	52	153	154	205
Total interest expense	$1,047	$1,180	$3,113	$3,510	$4,596
Weighted average interest rate(1)	7.80%	8.83%	7.81%	8.82%	8.64%
Average borrowings	$50,000	$50,000	$50,000	$50,000	$50,000
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
Through September 30, 2025, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2025 and amortized to interest expense over the term of the 2021 Term Loan. At September 30, 2025, all upfront fees and other expenses were fully amortized.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 Term Loan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$—	$368	$—	$1,157	$1,157
Amortization of deferred financing costs	—	66	—	209	209
Total interest expense	$—	$434	$—	$1,366	$1,366
Weighted average interest rate(1)	—	5.20%	—	5.20%	5.20%
Average borrowings	$—	$27,717	$—	$29,234	$21,885
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

The 2024 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) an interest coverage ratio of not less than 1.25 to 1.00, and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2024 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2025, the Company was in compliance with all covenants and reporting requirements.

Through September 30, 2025, the Company incurred debt issuance costs of $767 in connection with obtaining the 2024 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2024 Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2025 and will amortize to interest expense over the term of the 2024 Term Loan. At September 30, 2025, the unamortized portion of the debt issuance costs was $511.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from September 30, 2024 through December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2024 Term Loan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2025	For the Period from September 30, 2024 Through December 31, 2024
	2025	2024
Stated interest expense	$620	$7	$1,844	$651
Amortization of deferred financing costs	65	—	207	50
Total interest expense	$685	$7	$2,051	$701
Weighted average interest rate(1)	8.10%	8.40%	8.11%	8.40%
Average borrowings	$30,000	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2024 Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of September 30, 2025 and December 31, 2024, according to the fair value hierarchy:

	September 30, 2025(1)				December 31, 2024(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,389,814	$1,389,814	$—	$—	$1,563,256	$1,563,256
Senior secured second lien debt	—	—	—	—	—	—	2,680	2,680
Collateralized securities and structured products - equity	—	—	4,009	4,009	—	—	2,682	2,682
Unsecured debt	—	—	7,398	7,398	—	—	11,814	11,814
Equity	5,245	—	313,617	318,862	2,041	—	219,294	221,335
Short term investments	102,400	—	—	102,400	68,818	—	—	68,818
Total Investments	$107,645	$—	$1,714,838	$1,822,483	$70,859	$—	$1,799,726	$1,870,585
(1)Excludes the Company's $18,101 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $18,103 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, June 30, 2025	$1,501,896	$1,011	$3,027	$8,091	$229,488	$1,743,513
Investments purchased(2)(3)	128,458	70	985	45	51,308	180,866
Net realized loss	(5,965)	(3,200)	(440)	—	—	(9,605)
Net change in unrealized (depreciation) appreciation	(28,647)	2,113	462	(738)	37,376	10,566
Accretion of discount	19,404	41	—	—	—	19,445
Sales and principal repayments(3)	(225,332)	(35)	(25)	—	—	(225,392)
Net transfers in and/or (out) of Level 3	—	—	—	—	(4,555)	(4,555)
Ending balance, September 30, 2025	$1,389,814	$—	$4,009	$7,398	$313,617	$1,714,838
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2025(1)	$(14,931)	$(892)	$462	$(738)	$37,351	$21,252
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities and equity investments received in settlement of fee income.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2025
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2024	$1,563,256	$2,680	$2,682	$11,814	$219,294	$1,799,726
Investments purchased(2)(3)	293,866	214	1,964	132	62,639	358,815
Net realized loss	(35,516)	(3,200)	(440)	—	(531)	(39,687)
Net change in unrealized (depreciation) appreciation	(50,167)	289	340	(445)	37,726	(12,257)
Accretion of discount	23,602	52	—	—	—	23,654
Sales and principal repayments(3)	(405,227)	(35)	(537)	(4,103)	—	(409,902)
Net transfers in and/or (out) of Level 3	—	—	—	—	(5,511)	(5,511)
Ending balance, September 30, 2025	$1,389,814	$—	$4,009	$7,398	$313,617	$1,714,838
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2025(1)	$(38,917)	$(1,507)	$340	$(445)	$37,929	$(2,600)
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities and equity investments received in settlement of fee income.

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
September 30, 2025
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
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,185,212	Discounted Cash Flow	Discount Rates	8.3%	—	35.0%	12.7%
	110,299	Market Comparable Approach	Revenue Multiple	0.76x	—	4.50x	1.61x
	14,184		EBITDA Multiple	4.50x	—	5.50x	5.09x
	33,403	Other(2)	Probability Weighted Recovery Rate	15%	—	100%	97%
	18,291		Insurance Claim Recovery Rate	31%			N/A
	28,425	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	—	Market Comparable Approach	Revenue Multiple	1.43x			N/A
Collateralized securities and structured products - equity	4,009	Discounted Cash Flow	Discount Rates	13.4%			N/A
Unsecured debt	4,840	Other(2)	Probability Weighted Recovery Rate	19%			N/A
	1,597	Discounted Cash Flow	Discount Rates	12.3%			N/A
	961	Options Pricing Model	Expected Volatility	38%			N/A
Equity	145,619	Market Comparable Approach	EBITDA Multiple	4.50x	—	24.75x	12.63x
	103,705		$ per kW	$817.50			N/A
	45,587		Revenue Multiple	0.35x	—	4.50x	0.61x
	14,859	Options Pricing Model	Expected Volatility	45%	—	110%	57%
	2,981	Broker Quotes	Broker Quotes	N/A			N/A
	866	Other(2)	Other(2)	N/A			N/A
Total	$1,714,838
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions, recovery of insurance claims and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Professional fees	$557	$777	$1,412	$1,753	$2,348
Dues and subscriptions	177	117	709	649	1,001
Valuation expense	204	205	643	578	751
Insurance expense	180	195	551	533	721
Director fees and expenses	175	171	528	519	696
Accounting and administrative costs	132	137	413	459	639
Transfer agent expense	116	121	360	368	488
Printing and marketing expense	83	127	182	292	308
Other expenses	25	5	80	147	205
Total general and administrative expense	$1,649	$1,855	$4,878	$5,298	$7,157

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
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
As of September 30, 2025 and December 31, 2024, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2025(1)	December 31, 2024(1)
APS Acquisition Holdings, LLC	$6,629	$7,799
American Clinical Solutions LLC	4,826	4,600
Metrc Inc.	4,500	—
Berlitz Holdings, Inc.	2,977	—
Instant Web, LLC	2,812	2,488
American Health Staffing Group, Inc.	2,500	3,333
Moss Holding Company	2,232	2,232
Tactical Air Support, Inc.	2,000	—
CrossLink Professional Tax Solutions, LLC	1,840	1,840
Sleep Opco, LLC	1,750	1,750
Thrill Holdings LLC	1,739	1,739
Bradshaw International Parent Corp.	1,691	1,844
Riddell, Inc. / All American Sports Corp.	1,636	1,636
Gold Medal Holdings, Inc.	1,632	2,498
Stengel Hill Architecture, LLC	1,425	1,725
ESP Associates, Inc.	1,118	1,118
RA Outdoors, LLC	1,083	348
Newbury Franklin Industrials, LLC	1,066	1,974
Ironhorse Purchaser, LLC	816	551
TMK Hawk Parent, Corp.	779	779
LAV Gear Holdings, Inc.	726	—
Optio Rx, LLC	658	—
Lux Credit Consultants LLC	456	5,069
Cennox, Inc.	432	2,334
Invincible Boat Company LLC	399	—
SHF Holdings, Inc.	304	—
BDS Solutions Intermediateco, LLC	286	524
HW Acquisition, LLC	252	147
Spinal USA, Inc. / Precision Medical Inc.	125	—
American Family Care, LLC	—	5,909
Flatworld Intermediate Corp.	—	5,865
Rogers Mechanical Contractors, LLC	—	5,426
Mimeo.com, Inc.	—	2,500
ALM Global, LLC	—	1,800
HEC Purchaser Corp.	—	1,302
Anthem Sports & Entertainment Inc.	—	1,225
Dermcare Management, LLC	—	326
David's Bridal, LLC(2)	—	—
Total	$48,689	$70,681
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)The Company may be required to fund an additional $20,000 if certain conditions are satisfied. See footnote y. to the consolidated schedule of investments as of September 30, 2025.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)

Unfunded commitments to provide funds to companies are not recorded as liabilities on the Company’s consolidated balance sheets. To the extent that interest rates on unfunded commitments are below market, a liability is recorded in the consolidated schedule of investments. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2025 and December 31, 2024, refer to the table above and the consolidated schedules of investments. As of October 29, 2025, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $47,816.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Amendment fees	$765	$802	$5,177	$1,950	$5,679
Commitment fees	5,083	—	5,083	1,760	1,760
Capital structuring and other fees	3,731	4,951	5,014	8,180	10,253
Administrative agent fees	50	50	50	50	125
Conversion fees	—	—	—	78	78
Total(1)	$9,629	$5,803	$15,324	$12,018	$17,895
(1)A portion of our fee income is derived from non-controlled, affiliated investments and controlled investments. Refer to notes r. and s. to the consolidated schedules of investments as of September 30, 2025 and December 31, 2024 for further details on the sources of our fee income.
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2025
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024:

	Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2024
Per share data:(1)
Net asset value at beginning of period	$15.43	$16.23	$16.23
Results of operations:
Net investment income	1.42	1.44	1.79
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(1.02)	(0.91)	(1.16)
Net increase in net assets resulting from operations(2)	0.40	0.53	0.63
Shareholder distributions:
Distributions from net investment income	(1.08)	(1.11)	(1.52)
Net decrease in net assets resulting from shareholders' distributions	(1.08)	(1.11)	(1.52)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.11	0.08	0.09
Net increase in net assets resulting from capital share transactions	0.11	0.08	0.09
Net asset value at end of period	$14.86	$15.73	$15.43
Shares of common stock outstanding at end of period	51,973,518	53,359,886	53,189,269
Total investment return-net asset value(4)	7.72%	6.26%	7.71%
Total investment return-market value(5)	(7.01)%	15.36%	14.37%
Net assets at beginning of period	$820,810	$879,563	$879,563
Net assets at end of period	$772,506	$839,190	$820,810
Average net assets	$781,756	$868,759	$861,376
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	12.78%	8.88%	11.13%
Ratio of net operating expenses to average net assets(6)	19.20%	13.51%	18.18%
Portfolio turnover rate(7)	10.43%	19.56%	25.85%
Total amount of senior securities outstanding	$1,092,344	$1,069,844	$1,117,344
Asset coverage ratio(8)	1.71	1.78	1.73
(1)The per share data for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024 was derived by using the weighted average shares of common stock outstanding during each period.
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
September 30, 2025
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
(5)Total investment return-market value for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
•the prices at which shares of our common stock and our 7.50% Notes due 2029 may trade on and volume fluctuations on the NYSE; and
•the costs associated with being a publicly traded company.
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
Recent Developments
Q4 2025 Base Distribution

On November 3, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the fourth quarter of 2025, payable on December 15, 2025 to shareholders of record as of December 1, 2025.

Change from Quarterly to Monthly Base Distributions

On November 3, 2025, our co-chief executive officers changed the timing of paying base distributions to shareholders from quarterly to monthly commencing in January 2026. Monthly base distributions will be declared quarterly in advance.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2025 and 2024 and the Year Ended December 31, 2024
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three and nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Net Investment Activity	2025	2024	2025	2024	2024
Purchases and drawdowns
Senior secured first lien debt	$66,388	$91,286	$166,127	$330,952	$439,038
Collateralized securities and structured products - equity	986	—	1,965	—	2,002
Unsecured debt	—	—	—	1,096	1,096
Equity	14,458	1,183	17,659	19,585	21,918
Sales and principal repayments	(151,168)	(153,580)	(288,598)	(438,164)	(486,463)
Net portfolio activity	$(69,336)	$(61,111)	$(102,847)	$(86,531)	$(22,409)
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,487,265	$1,389,814	80.0%
Senior secured second lien debt	2,218	—	—
Collateralized securities and structured products - equity	3,967	4,009	0.2%
Unsecured debt	25,516	7,398	0.4%
Equity	288,789	336,963	19.4%
Subtotal/total percentage	1,807,755	1,738,184	100.0%
Short term investments(2)	102,400	102,400
Total investments	$1,910,155	$1,840,584
Number of portfolio companies			91
Average annual EBITDA of portfolio companies		$58.1 million
Median annual EBITDA of portfolio companies			$34.6 million
Purchased at a weighted average price of par			95.75%
Gross annual portfolio yield based upon the purchase price(3)			9.31%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2025 and December 31, 2024, excluding short term investments of $102,400 and $68,818, respectively:

	September 30, 2025			December 31, 2024
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,341,758	$1,268,689	73.0%	$1,519,038	$1,476,158	81.1%
Non-income producing investments	260,351	305,430	17.5%	202,115	214,958	11.8%
Fixed interest rate investments	168,818	140,002	8.1%	145,347	119,844	6.6%
Other income producing investments	36,828	24,063	1.4%	8,375	8,910	0.5%
Total investments	$1,807,755	$1,738,184	100.0%	$1,874,875	$1,819,870	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$288,127	16.6%	$285,960	15.7%
Retail	179,162	10.3%	160,093	8.8%
Healthcare & Pharmaceuticals	174,664	10.1%	199,733	11.0%
Energy: Oil & Gas	141,373	8.1%	116,393	6.4%
Media: Diversified & Production	125,601	7.2%	129,210	7.1%
Services: Consumer	113,503	6.5%	111,832	6.2%
Beverage, Food & Tobacco	112,175	6.5%	100,612	5.5%
Consumer Goods: Durable	92,473	5.3%	95,968	5.3%
Banking, Finance, Insurance & Real Estate	70,425	4.1%	64,422	3.5%
Construction & Building	66,259	3.8%	99,383	5.5%
Diversified Financials	58,147	3.3%	56,822	3.1%
Media: Advertising, Printing & Publishing	49,288	2.8%	104,622	5.7%
Hotel, Gaming & Leisure	45,838	2.6%	49,823	2.7%
High Tech Industries	40,190	2.3%	37,665	2.1%
Capital Equipment	31,612	1.8%	52,349	2.9%
Automotive	30,063	1.7%	31,104	1.7%
Consumer Goods: Non-Durable	29,490	1.7%	35,210	1.9%
Environmental Industries	28,000	1.6%	27,344	1.5%
Containers, Packaging & Glass	18,632	1.1%	18,687	1.0%
Metals & Mining	16,444	1.0%	13,094	0.7%
Aerospace & Defense	15,275	0.9%	13,825	0.8%
Transportation: Cargo	11,370	0.7%	10,465	0.6%
Chemicals, Plastics & Rubber	73	—	32	—
Telecommunications	—	—	5,222	0.3%
Subtotal/total percentage	1,738,184	100.0%	1,819,870	100.0%
Short term investments	102,400		68,818
Total investments	$1,840,584		$1,888,688
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2025 and December 31, 2024, our unfunded commitments amounted to $48,689 and $70,681, respectively. As of October 29, 2025, our unfunded commitments amounted to $47,816. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2025 and December 31, 2024, excluding short term investments of $102,400 and $68,818, respectively:

	September 30, 2025		December 31, 2024
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$25,302	1.5%	$36,418	2.0%
2	1,490,115	85.7%	1,561,233	85.8%
3	181,452	10.4%	192,203	10.6%
4	35,718	2.1%	23,554	1.3%
5	5,597	0.3%	6,462	0.3%
	$1,738,184	100.0%	$1,819,870	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of October 29, 2025:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,377,580	79.7%
Senior secured second lien debt	—	—
Collateralized securities and structured products - equity	4,010	0.2%
Unsecured debt	7,443	0.4%
Equity	340,243	19.7%
Subtotal/total percentage	1,729,276	100.0%
Short term investments(1)	113,738
Total investments	$1,843,014
Number of portfolio companies		90
Average annual EBITDA of portfolio companies	$58.5 million
Median annual EBITDA of portfolio companies	$35.9 million
Purchased at a weighted average price of par		95.74%
Gross annual portfolio yield based upon the purchase price(2)		9.31%
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
Results of Operations for the Three Months Ended September 30, 2025 and 2024
Our results of operations for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024
Investment income	$78,711	$59,627
Operating expenses and income taxes	40,144	38,009
Net investment income after taxes	38,567	21,618
Net realized (loss) gain on investments	(9,605)	3,938
Net change in unrealized appreciation (depreciation) on investments	6,916	(25,935)
Net increase (decrease) in net assets resulting from operations	$35,878	$(379)
Investment Income
For the three months ended September 30, 2025 and 2024, we generated investment income of $78,711 and $59,627, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 86 and 99 portfolio companies held during each respective period. The increase in total investment income was primarily driven by higher investment income generated from the restructure of certain investments during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,
	2025	2024
Management fees	$6,532	$6,854
Administrative services expense	1,225	1,184
Subordinated incentive fee on income	8,181	4,586
General and administrative	1,649	1,855
Interest expense	22,652	23,551
Income tax expense, including excise tax	(95)	(21)
Total operating expenses and income taxes	$40,144	$38,009

The increase in subordinated incentive fee on income was primarily the result of an increase in investment income during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in interest expense was primarily the result of lower SOFR rates on our borrowings during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was partially offset by higher average borrowings under our financing arrangements during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
The composition of our general and administrative expenses for the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,
	2025	2024
Professional fees	$557	$777
Valuation expense	204	205
Insurance expense	180	195
Dues and subscriptions	177	117
Director fees and expenses	175	171
Accounting and administrative costs	132	137
Transfer agent expense	116	121
Printing and marketing expense	83	127
Other expenses	25	5
Total general and administrative expense	$1,649	$1,855
Net Investment Income After Taxes

Our net investment income after taxes totaled $38,567 and $21,618 for the three months ended September 30, 2025 and 2024, respectively. The increase in net investment income was a result of an increase in our total investment income during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was partially offset by an increase in our operating expenses during the three months ended September 30, 2025, which was driven primarily by an increase in the subordinated incentive fee on income.
Net Realized (Loss) Gain on Investments
Our net realized (loss) gain on investments totaled $(9,605) and $3,938 for the three months ended September 30, 2025 and 2024, respectively. This change was driven primarily by realized losses on the restructure of certain investments during the three months ended September 30, 2025 compared to realized gains on the restructure of certain investments during the three months ended September 30, 2024.

Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation (depreciation) on our investments totaled $6,916 and $(25,935) for the three months ended September 30, 2025 and 2024, respectively. This change was driven by mark-to-market increases in certain investments during the three months ended September 30, 2025 as compared to mark-to-market decreases in certain investments during the three months ended September 30, 2024. The mark-to-market increases during the three months ended September 30, 2025 were offset by the realization of previously unrealized gains.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2025 and 2024, we recorded a net increase (decrease) in net assets resulting from operations of $35,878 and $(379), respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Our results of operations for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Investment income	$187,029	$194,538
Operating expenses and income taxes	112,288	117,364
Net investment income after taxes	74,741	77,174
Net realized loss on investments	(39,687)	(26,075)
Net change in unrealized depreciation on investments	(14,565)	(22,655)
Net increase in net assets resulting from operations	$20,489	$28,444
Investment Income
For the nine months ended September 30, 2025 and 2024, we generated investment income of $187,029 and $194,538, respectively, consisting primarily of interest income and fees on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 91 and 104 portfolio companies held during each respective period. The decrease in total investment income was primarily driven by lower interest income generated on our investments due to lower SOFR rates during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in total investment income was also the result of higher non-income producing investments during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
	2025	2024
Management fees	$19,654	$20,559
Administrative services expense	3,700	3,522
Subordinated incentive fee on income	15,854	16,371
General and administrative	4,878	5,298
Interest expense	68,287	71,626
Income tax benefit, including excise tax	(85)	(12)
Total operating expenses and income taxes	$112,288	$117,364

The decrease in interest expense was primarily the result of lower SOFR rates on our borrowings during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was partially offset by higher average borrowings under our financing arrangements during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

The composition of our general and administrative expenses for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
	2025	2024
Professional fees	$1,412	$1,753
Dues and subscriptions	709	649
Valuation expense	643	578
Insurance expense	551	533
Director fees and expenses	528	519
Accounting and administrative costs	413	459
Transfer agent expense	360	368
Printing and marketing expense	182	292
Other expenses	80	147
Total general and administrative expense	$4,878	$5,298

Net Investment Income After Taxes

Our net investment income after taxes totaled $74,741 and $77,174 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in net investment income was a result of a decrease in our total investment income during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was partially offset by a decrease in our operating expenses during the nine months ended September 30, 2025, which was driven primarily by a decrease in interest expense.
Net Realized Loss on Investments
Our net realized loss on investments totaled $(39,687) and $(26,075) for the nine months ended September 30, 2025 and 2024, respectively, which were driven primarily by realized losses on the restructure and write-off of certain investments during each period.
Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(14,565) and $(22,655) for the nine months ended September 30, 2025 and 2024, respectively. This decrease was driven primarily by lower mark-to-market declines in certain investments during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The mark-to-market decreases during the nine months ended September 30, 2025 were primarily offset by the realization of previously unrealized gains.
Net Increase in Net Assets Resulting from Operations
For the nine months ended September 30, 2025 and 2024, we recorded a net increase in net assets resulting from operations of $20,489 and $28,444, respectively, as a result of our operating activity for the respective periods.
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

As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 1.71 and 1.73, respectively. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage, daily cash management and liquidity requirements.

On August 27, 2024, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. Through the expiration of such shareholder approval on August 27, 2025, we did not issue any such shares.

As of September 30, 2025, we had cash of $3,931 and short term investments of $102,400 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of September 30, 2025, taken together with amounts available to us for borrowing under our secured financing arrangements, is expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of September 30, 2025, we had $100 million available under our secured financing arrangements.

Our short and long-term cash needs include principal payments on outstanding financing arrangements, including potentially the outstanding amount of the 2026 Notes that mature on February 11, 2026 and/or the outstanding amount of the Series A Notes that mature on August 31, 2026, the funding of new and existing portfolio investments, the payment of operating expenses including interest expense, management fees, incentive fees, administrative services expense and general and administrative expenses, as well as paying distributions to our shareholders. As described further in Note 4 to the consolidated financial statements included in this report, a portion of the subordinated incentive fee on income that we pay to CIM may include deferred interest and accrued income that we have not yet received and may never receive in cash, which CIM is not obligated to reimburse us.

Funding for short and long-term cash needs will come from cash provided from operating activities (including scheduled/unscheduled principal payments from our investments) and unused net proceeds from our revolving financing facilities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

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

On August 15, 2025, as part of the share repurchase policy, we entered into a new trading plan with an independent broker, Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 15, 2026, and is subject to price, market volume and timing restrictions.

During the nine months ended September 30, 2025, we repurchased an aggregate of 1,215,751 shares under the 10b5-1 trading plan for an aggregate purchase price of $11,984, or an average purchase price of $9.86 per share.
From October 1, 2025 to October 29, 2025, we repurchased an aggregate of 302,571 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $2,828, or an average purchase price of $9.35 per share. From the inception of the 10b5-1 trading plan in August 2022 through October 29, 2025, we repurchased an aggregate of 5,310,061 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $53,333, or an average purchase price of $10.04 per share.

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

We intend to pay distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare, and pay base distributions on a quarterly basis through 2025. Beginning in January 2026, we intend to authorize and declare base distributions quarterly and pay base distributions monthly. Base and any supplemental and/or special distributions in respect of future periods will be evaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration.
The following table presents distributions per share that were declared during the year ended December 31, 2024 and the nine months ended September 30, 2025:

	Distributions
Three Months Ended	Per Share	Amount
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308

2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
Total distributions for the nine months ended September 30, 2025	$1.08	$56,809
On November 3, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the fourth quarter of 2025 payable on December 15, 2025 to shareholders of record as of December 1, 2025.
On November 3, 2025, our co-chief executive officers changed the timing of paying base distributions to shareholders from quarterly to monthly commencing in January 2026. Monthly base distributions will be declared quarterly in advance.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of September 30, 2025 and October 29, 2025, our aggregate outstanding borrowings under the JPM Credit Facility were $300,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $75,000. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
2025 UBS Credit Facility
As of September 30, 2025 and October 29, 2025, our aggregate outstanding borrowings under the 2025 UBS Credit Facility were $100,000 and the aggregate unfunded principal amount in connection with the 2025 UBS Credit Facility was $25,000. For a detailed discussion of our 2025 UBS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

2026 Notes

As of September 30, 2025 and October 29, 2025, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2022 Term Loan
As of September 30, 2025 and October 29, 2025, our aggregate outstanding borrowings under the 2022 Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 Term Loan. For a detailed discussion of our 2022 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2024 Term Loan
As of September 30, 2025 and October 29, 2025, our aggregate outstanding borrowings under the 2024 Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2024 Term Loan. For a detailed discussion of our 2024 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of September 30, 2025 and October 29, 2025, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

2027 Notes
As of September 30, 2025 and October 29, 2025, we had $200,000 in aggregate principal amount of 2027 Notes outstanding and there was no unfunded principal amount in connection with the 2027 Notes. For a detailed discussion of our 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2029 Notes
As of September 30, 2025 and October 29, 2025, we had $172,500 in aggregate principal amount of 2029 Notes outstanding and there was no unfunded principal amount in connection with the 2029 Notes. For a detailed discussion of our 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments
As of September 30, 2025 and October 29, 2025, our unfunded commitments amounted to $48,689 and $47,816, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
Valuation of Portfolio Investments
The value of our assets is determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, at fair value, as determined in good faith by CIM as our "valuation designee" designated by our board of directors pursuant to Rule 2a-5 of the 1940 Act. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available, and it does so in conjunction with the application of our valuation procedures by CIM. Our board of directors and the audit committee of our board of directors, which is comprised solely of our independent directors, oversees the activities, methodology and processes of the valuation designee.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2025, 73.0% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of September 30, 2025, under the terms of the JPM Fifth Amendment, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.55% per year, and we pay an annual administration fee of 0.20% on JPM’s total financing commitment. Pursuant to the terms of the 2025 UBS Credit Facility, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.75% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The Tranche A 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. The Tranche B 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. Pursuant to the terms of the 2024 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.80% per year and subject to a 4.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Fifth Amendment, the 2025 UBS Credit Facility, the Series A Notes, the 2027 Notes, the 2022 Term Loan or the 2024 Term Loan in effect as of September 30, 2025:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(10,227)	(12.7)%
Down 200 basis points	(7,748)	(9.7)%
Down 100 basis points	(4,066)	(5.1)%
Down 50 basis points	(2,033)	(2.5)%
No change to current base rate (4.17% as of September 30, 2025)	—	—
Up 50 basis points	2,033	2.5%
Up 100 basis points	4,067	5.1%
Up 200 basis points	8,133	10.1%
Up 300 basis points	12,200	15.2%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2029 Notes and the 2026 Notes), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 8.1% of our investments paid fixed interest rates as of September 30, 2025. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the NAV of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Inflation and Market Volatility
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to geopolitical events, a rise in energy prices and strong consumer demand, inflation is showing signs of remaining high in the U.S. and globally. The U.S. inflation rate has fluctuated throughout 2024 and the first three quarters of 2025, and it remains close to the historic levels over the past several decades. Although the current outlook is uncertain, heightened inflation may persist in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Concerns over future increases in inflation as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified because of uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally. Persistent inflationary pressures, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions could affect our portfolio companies' respective profit margins.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. For the three months ended September 30, 2025, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2025.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended September 30, 2025 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	230,738	$9.86	230,738	(1)
August 1 to August 31, 2025	57,331	9.78	57,331	(1)
September 1 to September 30, 2025	42,255	9.96	42,255	(1)
Total	330,324	$9.86	330,324	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
The table below provides information concerning our purchases of shares of our common stock in the open market during the three months ended September 30, 2025 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	—	$—	—	—
August 1 to August 31, 2025	—	—	—	—
September 1 to September 30, 2025	136,868	10.07	136,868	(1)
Total	136,868	$10.07	136,868	(1)
(1) A description of the shares of our common stock that may be purchased is set forth in a discussion of the DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Date: November 5, 2025
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)