Form 10-K
period 2025-12-31
CION Investment Corp
filed 2026-03-12
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 814-00941

CĪON Investment Corporation
(Exact name of registrant as specified in its charter)

Maryland	45-3058280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Park Avenue, 25th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	CION	The New York Stock Exchange
7.50% Notes due 2029	CICB	The New York Stock Exchange
7.50% Notes due 2031	CICC	The New York Stock Exchange
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
Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price on June 30, 2025 of $9.57 on the New York Stock Exchange, was approximately $497,804,458.
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 4, 2026 was 50,496,524.

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
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•the ability of CIM and its affiliates to attract and retain highly talented professionals;
•the dependence of our future success on the general economy and its impact on the industries in which we invest, including tariffs and trade disputes with other countries, changes in inflation, high interest rates, the risk of recession and the related economic disruptions caused thereby;
•ongoing conflicts and political unrest in the Middle East and South America and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;
•the effects of a changing interest rate environment;
•our ability to source favorable private investments;
•our tax status;
•the effect of changes to tax legislation and our tax position;
•the tax status of the companies in which we invest;
•the timing and amount of distributions and dividends from the companies in which we invest;
•the impact to us and our portfolio companies of rapid technological advances, including artificial intelligence; and
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks.
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
•the prices at which shares of our common stock, our 7.50% 2029 Notes and our 2031 Notes may trade on and volume fluctuations on the New York Stock Exchange, or the NYSE; and
•the costs associated with being a publicly traded company.

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
•as required by the Investment Company Act of 1940, as amended, or the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by CIM, as our valuation designee, subject to the oversight of our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments;
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
•in addition to regulatory requirements that restrict our ability to raise capital, our JPM Credit Facility, our UBS Credit Facility, our 2024 and 2022 Term Loans, our Series A Notes, our Floating Rate 2027 Notes, our 7.41% 2027 Notes, our 7.70% 2029 Notes, our 7.50% 2029 Notes and our 2031 Notes contain various covenants that, if not complied with, could accelerate repayment under such secured and unsecured borrowings, thereby materially and adversely affecting our liquidity, financial condition and results of operations;
•our 2024 and 2022 Term Loans, our Series A Notes, our Floating Rate 2027 Notes, our 7.41% 2027 Notes, our 7.70% 2029 Notes, our 7.50% 2029 Notes and our 2031 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future;

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
•purchases of our common stock by us under our share repurchase program may result in dilution to our NAV per share;

Risks Relating to an Investment in Our Public 7.50% 2029 Notes and Our Public 2031 Notes

•an active trading market for our 7.50% 2029 Notes or our 2031 Notes may not exist, which could limit a holder’s ability to sell our 7.50% 2029 Notes or our 2031 Notes or affect the market price of our 7.50% 2029 Notes or our 2031 Notes;
•the optional redemption provisions may materially adversely affect holders’ return on our 7.50% 2029 Notes and our 2031 Notes;
•a downgrade, suspension or withdrawal of a credit rating assigned by a rating agency to us, our unsecured debt, or our 7.50% 2029 Notes or our 2031 Notes or a change in the debt markets could cause the liquidity or market value of our 7.50% 2029 Notes or our 2031 Notes to decline significantly;

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
•cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results; and
•technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

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
Item 1. Business

Overview

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the Company and its consolidated subsidiaries. In addition, the term “portfolio companies” refers to companies in which we have invested, either directly or indirectly through our consolidated subsidiaries. Moreover, the terms:
•“2031 Notes” refers to our 7.50% senior unsecured notes due in 2031;
•“7.50% 2029 Notes” refers to our 7.50% senior unsecured notes due in 2029;
•“7.70% 2029 Notes” refers to our 7.70% senior unsecured notes due in 2029;
•“7.41% 2027 Notes” refers to our 7.41% senior unsecured notes due in 2027;
•“2022 Term Loan” refers to our unsecured term loan with a certain Israeli institutional investor;
•“2024 Term Loan” refers to our unsecured term loan with a certain Israeli institutional investor;
•“Floating Rate 2027 Notes” refers to our floating rate senior unsecured notes due in 2027, which notes were issued in two tranches;
•“JPM Credit Facility” refers to our senior secured credit facility with JPMorgan Chase Bank, National Association, or JPM;
•“Series A Notes” refers to our series A unsecured notes due 2026; and
•“UBS Credit Facility” refers to our senior secured credit facility with UBS AG, or UBS.
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

Portfolio and Investment Activity

As of December 31, 2025, we engaged in the purchase of debt and equity securities primarily issued by portfolio companies and lend directly to portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2025:

	December 31, 2025
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,494,155	$1,370,525	80.8%
Senior secured second lien debt	2,218	—	—
Collateralized securities and structured products - equity	4,969	5,028	0.3%
Unsecured debt	25,563	6,639	0.4%
Equity	299,181	314,788	18.5%
Subtotal/total percentage	1,826,086	1,696,980	100.0%
Short term investments(2)	116,010	116,010
Total investments	$1,942,096	$1,812,990
Number of portfolio companies			89
Purchased at a weighted average price of par			95.89%
Gross annual portfolio yield based upon the purchase price(3)			9.15%
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
(3)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and does not consider the cost of leverage.
Our Common Stock and Exchange Listings

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015, and our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019, the date on which we closed the public offering of our shares. On October 5, 2021, our shares of common stock commenced trading on the NYSE under the ticker symbol “CION”, or the Listing. Since commencing our initial continuous public offering on July 2, 2012 and through December 31, 2025, we sold 51,417,866 shares of common stock for corresponding net proceeds of $1,104,808. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451 pursuant to our pre-Listing distribution reinvestment plan, for which we issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $287,929, for which we repurchased 18,851,501 shares of common stock. As of December 31, 2025, 18,848,738 shares of common stock repurchased had been retired. For a complete description of our distribution reinvestment plan and share repurchase program, refer to "Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this report.

On February 26, 2023, our shares of common stock and our Series A Notes listed and commenced trading in Israel on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION” and "CION B1", respectively. On October 9, 2024, our 7.50% 2029 Notes listed and commenced trading on the NYSE under the ticker symbol “CICB” and on February 12, 2026, our 2031 Notes listed and commenced trading on the NYSE under the ticker symbol "CICC". For a detailed discussion of our Series A Notes, our 7.50% 2029 Notes and our 2031 Notes, refer to Note 8 to our consolidated financial statements included in this report.

On August 27, 2024, our shareholders approved a proposal that authorized us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period following such shareholder approval. Through the expiration of such shareholder approval on August 27, 2025, we did not issue any such shares. See "Item 1. Business - Regulation" below.

Distributions

Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which are ratified by our board of directors on a quarterly basis. On September 15, 2021, we changed the timing of declaring and paying base distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. On November 3, 2025, we changed the timing of paying base distributions to shareholders from quarterly to monthly commencing in January 2026. Monthly base distributions will be declared quarterly in advance. Base distributions in respect of future months and any supplemental or special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration.

Our management declared and our board of directors ratified distributions for 4 and 6 record dates during the years ended December 31, 2025 and 2024, respectively. The following table presents distributions per share that were declared during the years ended December 31, 2025 and 2024:

	Distributions
Three Months Ended	Per Share	Amount
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308
2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
December 31, 2025 (one record date)	0.36	18,552
Total distributions for the year ended December 31, 2025	$1.44	$75,361

On January 6, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of January, February, and March 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
January 6, 2026	January 16, 2026	January 30, 2026	$0.10
January 6, 2026	February 13, 2026	February 27, 2026	$0.10
January 6, 2026	March 13, 2026	March 27, 2026	$0.10

On March 9, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of April, May and June 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 9, 2026	April 10, 2026	April 24, 2026	$0.10
March 9, 2026	May 15, 2026	May 29, 2026	$0.10
March 9, 2026	June 12, 2026	June 26, 2026	$0.10

We intend to pay distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize and declare base distributions quarterly and pay base distributions monthly. However, there can be no assurances that we will maintain positive investment performance in future periods in order to sustain our distributions or be able to pay distributions at all. We have adopted an “opt out” distribution reinvestment plan pursuant to which shareholders have the full amount of their cash distributions reinvested in additional common stock. For a detailed discussion of our distributions, refer to Note 5 to our consolidated financial statements included in this report.

About CIM

CIM is a registered investment adviser and our affiliate. CIM is a controlled and consolidated subsidiary of CIG and part of the CION Investments group of companies, or CION Investments. We believe that CION Investments is a leading manager of alternative investment solutions that focuses on alternative credit strategies for individual investors. CION Investments is headquartered in New York, with an office in Los Angeles.

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

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies continues to present a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the fragmented availability of funding within our target market, will continue to enable us to achieve favorable transaction pricing. We believe that the following characteristics and market trends support our belief:

•The middle-market is a large addressable market that continues to grow. A majority of U.S. middle-market companies reported that overall company performance has improved year-over-year, with the U.S. middle-market continuing to experience double-digit year-over-year revenue growth and experiencing single-digit year-over-year employment growth. According to the National Center for the Middle Market Year-End 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies employing approximately 48 million people. Approximately 56% of middle market companies have increased their workforce by an average of 7.8%, with a majority of such companies projecting an increased growth pace in 2025. In addition, the U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP. Collectively, the U.S. middle market generates more than $10 trillion in annual revenue. The year-over-year revenue growth rate realized by the middle market reached an average of 11.7%, with 84% of middle market companies reporting revenue increases in 2025. The National Center for the Middle Market defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $75 million or less.

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

•It is difficult for new direct lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become a source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, we believe that it is difficult for new lending platforms to successfully enter the middle market, thereby providing some insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

•There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions. We expect that middle-market private equity firms will continue to invest the approximately $1.3 trillion raised since 2015 in middle-market companies, as reported in Pitchbook’s 3Q 2025 U.S. PE Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. According to Pitchbook’s Q3 2025 US PE Middle Market Report, U.S. middle-market dealmaking value reached $106.7 billion across 897 deals in Q3 2025, the highest quarterly deal value since early 2022. Also, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2015 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $999 billion of unfunded private equity commitments were outstanding through the end of 2024 (Source: Pitchbook's Q3 2025 US PE Breakdown Summary).

* As of 12/31/2024
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

* Through 11/14/2025
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

* Through 11/21/2025
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

On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to us and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. As of December 31, 2025, we held $36,037 and ET-BC held $2,965 of the CION/EagleTree Notes. On March 4, 2026, CION/EagleTree extended the maturity date of the senior secured notes from December 21, 2026 to December 21, 2027. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to us.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2025 and 2024, excluding short term investments of $116,010 and $68,818, respectively:

	December 31, 2025		December 31, 2024
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$139,062	8.2%	$36,418	2.0%
2	1,321,197	77.9%	1,561,233	85.8%
3	196,003	11.5%	192,203	10.6%
4	32,413	1.9%	23,554	1.3%
5	8,305	0.5%	6,462	0.3%
	$1,696,980	100.0%	$1,819,870	100.0%
 The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process.  Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, CIM determines the fair value of investments, as our valuation designee, subject to the oversight of our board of directors, in good faith utilizing the input of our audit committee and any other professionals or materials that CIM or our board of directors deems worthy and relevant, including independent third-party valuation firms, if applicable.

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
Use of Leverage - Our Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of CIM. Our (i) $375 million senior secured JPM Credit Facility with JPM, (ii) $125 million senior secured UBS Credit Facility with UBS, (iii) $200 million unsecured Floating Rate 2027 Notes, (iv) $30 million unsecured 2024 Term Loan, (v) $50 million unsecured 2022 Term Loan, (vi) approximately $114.8 million of unsecured Series A Notes, (vii) $172.5 million of 7.50% 2029 Notes, (viii) $47.5 million of unsecured 7.41% 2027 Notes, (ix) $125.0 million of unsecured 7.70% 2029 Notes, and (x) $135 million of unsecured 2031 Notes, allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of leverage involves significant risks. As of December 31, 2025, our total outstanding consolidated indebtedness, at par value, was approximately $1.14 billion, $400 million of which was secured and was indebtedness of our subsidiaries, and we had $100 million of commitments available to be borrowed under our existing secured financing arrangements. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum 2-to-1, so long as certain approval and disclosure requirements are satisfied. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150%, which allows us to increase the maximum amount of leverage that we are permitted to incur. Such asset coverage ratio became effective on December 31, 2021. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As of December 31, 2025 and 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 162% and 173%, respectively.
Determination of Net Asset Value

The value of our assets is determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, at fair value, as determined in good faith by CIM, as our valuation designee, subject to the oversight of our board of directors. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available. In accordance with Rule 2a-5 of the 1940 Act, our board of directors has designated CIM as our valuation designee to determine in good faith the fair value of such portfolio securities in conjunction with the application of our valuation procedures. Our board of directors and the audit committee of our board of directors, which is comprised solely of our independent directors, oversees the activities, methodology and processes of the valuation designee.

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

Code of Ethics

We and CIM have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 10, 2023, which is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov, and is also available on our Internet site at http://www.cionbdc.com and Exhibit 14.1 to this Annual Report on Form 10-K. Shareholders may also obtain copies by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Compliance with Exchange Listing Requirements

Our common stock, our 7.50% 2029 Notes and our 2031 Notes are listed on the NYSE under the symbol “CION”, "CICB" and “CICC”, respectively. As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in compliance with these rules and standards. On February 26, 2023, our common stock and our Series A Notes listed in Israel on the TASE under the symbol “CION” and "CION B1", respectively, which subjects us to various TASE listing standards including corporate governance listing standards. We believe we are also in compliance with these rules and standards.

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

Recent Developments

Monthly Base Distributions for Q1 2026

On January 6, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of January, February, and March 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
January 6, 2026	January 16, 2026	January 30, 2026	$0.10
January 6, 2026	February 13, 2026	February 27, 2026	$0.10
January 6, 2026	March 13, 2026	March 27, 2026	$0.10

Monthly Base Distributions for Q2 2026

On March 9, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of April, May, and June 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 9, 2026	April 10, 2026	April 24, 2026	$0.10
March 9, 2026	May 15, 2026	May 29, 2026	$0.10
March 9, 2026	June 12, 2026	June 26, 2026	$0.10

2031 Notes

On February 9, 2026, we issued and sold $135,000 in aggregate principal amount of our 2031 Notes, which includes $10,000 in aggregate principal amount of our 2031 Notes issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional 2031 Notes to cover overallotments. Our 2031 Notes were issued pursuant to an Indenture, or the Base Indenture, and a Second Supplemental Indenture, or the Second Supplemental Indenture, and, together with the Base Indenture, the Indenture, between us and U.S. Bank Trust Company, National Association, as trustee, or the Trustee. Our 2031 Notes began trading on the NYSE under the ticker symbol “CICC” on February 12, 2026.

The 2031 Notes will mature on March 31, 2031, unless previously redeemed or repurchased in accordance with their terms. The interest rate of our 2031 Notes is 7.50% per year and will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which will commence on March 30, 2026. Our 2031 Notes are our direct unsecured obligations and rank pari passu with our existing and future unsecured, unsubordinated indebtedness; senior to any series of preferred stock that we may issue in the future; senior to any of our future indebtedness that expressly provides it is subordinated to our 2031 Notes; effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our existing or future subsidiaries.

The 2031 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 31, 2028, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 2031 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

The Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to us by the SEC, and certain other exceptions, and to provide financial information to the holders of our 2031 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Exchange Act.

The 2031 Notes were offered and sold in an offering registered under the Securities Act pursuant to our shelf registration statement on Form N-2 (Registration No. 333-278658) previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated February 2, 2026 and a final prospectus supplement dated February 2, 2026.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk, including those relating to our structure and investment objective. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV and the trading prices of our shares of common stock, our 7.50% 2029 Notes and our 2031 Notes could decline, and you may lose all or part of your investment(s).

Risks Relating to Our Business and Structure

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results or trading prices of our common stock, our 7.50% 2029 Notes and our 2031 Notes. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the 2020 outbreak of the COVID-19 pandemic, which may cause pricing levels to similarly decline or be volatile. During the 2020 outbreak of the COVID-19 pandemic, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis and the pandemic generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

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

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by CIM, as our valuation designee, subject to the oversight of our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by CIM, as our valuation designee, subject to the oversight of our board of directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments will not be publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as required by the 1940 Act.

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

We and our portfolio companies are subject to laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial condition and results of operations.

Regulators are also increasing scrutiny and implementing and considering regulations of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisers. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as ours. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the EU. We cannot predict what, if any, effects this may have on our business or the nature of future regulations.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by CIM, as our valuation designee, subject to the oversight of our board of directors. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

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

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our secured credit facilities, which include the JPM Credit Facility and the UBS Credit Facility, or cash flows from operations. Our working capital is used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our shareholders.

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

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance, or ESG, activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG ratings or performance do not meet the standards set by such investors or our shareholders, they may choose to exclude our securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

“Anti-ESG” sentiment has gained momentum across the U.S., with several states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view CIM’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our securities. In addition, corporate diversity, equity and inclusion, or DEI, practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities with respect to DEI initiatives, including publicly traded companies. Agencies across the federal government, including the Department of Justice, the Federal Communications Commission, and the Equal Employment Opportunity Commission, have been focusing on DEI-related investigations and enforcement. It is uncertain how the interpretation, application, and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies, and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies, and norms of different jurisdictions. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose CIM to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

Additionally, certain regulations related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, the European Commission's “action plan on financing sustainable growth” is, among other things, designed to define and reorient investment toward more sustainable economic activity. The action plan contemplates, among other things: establishing European Union, or EU, labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive, or CSRD, came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU), or NFRD. The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. CSRD is a novel regime and applicable scoping thresholds, the date of application and the substance of reporting requirements have been subject to a regulatory amendment process and are expected to be subject to further processes to refine the relevant requirements, including subsequent rule making and regulatory clarifications. There can be no assurance that adverse developments with respect to CSRD will not adversely affect our assets or the returns from those assets. One or more of our portfolio companies may fall within the scope of CSRD and this may lead to increased management burdens and costs. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

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

Our investment portfolio includes our investment in David’s Bridal, LLC, which as of December 31, 2025, represented 8.0% of our total portfolio at fair value. In addition, for the year ended December 31, 2025, approximately 5.8% of our total investment income was earned from our investment in David’s Bridal, LLC. For more information, see our consolidated schedules of investments as of December 31, 2025 and 2024 included in this report.

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

The U.S. Federal Reserve decreased the federal funds rate multiple times in 2025. There can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. If general interest rates remain high, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay high interest amounts, which could result in a default under their loan documents with us. High interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, high interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay distributions at a level that provides a similar return, which could reduce the value of our common stock. A decrease in the general level of interest rates can be expected to lead to lower interest rates applicable to our portfolio investments and therefore lower net investment income available for distributions to shareholders. The timing, number and amount of any such future interest rate changes are uncertain and there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been or may be impacted by inflation. U.S. inflation rates have fluctuated in recent periods and remain well above the historic levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and certain of our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans, particularly if interest rates remain high or rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events (including wildfires, droughts, hurricanes and floods) and rising sea levels and temperatures. These events and the disruptions they cause, alone or in combination, could also lead to increased costs of insurance for us and/or our portfolio companies.

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

At December 31, 2025, 2024 and 2023, our borrowings for the BDC coverage ratio were $1,139,844, $1,117,344 and $1,092,344, respectively, and resulted in coverage ratios of 162%, 173% and 181%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 13 to our consolidated financial statements included in this report.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1.85 billion in total assets as of December 31, 2025, (ii) a weighted average cost of funds of 8.22%, (iii) $1,140 million in debt outstanding (i.e., assumes that 92% of the $1.24 billion available to us as of December 31, 2025 under our financing arrangements as of such date is outstanding) and (iv) $707 million in shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	(39.46)%	(26.36)%	(13.25)%	(0.14)%	12.97%

Similarly, assuming (i) $1.85 billion in total assets as of December 31, 2025, (ii) a weighted average cost of funds of 8.22% and (iii) $1,140 million in debt outstanding (i.e., assumes that 92% of the $1.24 billion available to us as of December 31, 2025 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 5.05% just to cover the annual interest payments on our outstanding debt.

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

In addition to regulatory requirements that restrict our ability to raise capital, our JPM Credit Facility, our UBS Credit Facility, our 2024 and 2022 Term Loans, our Series A Notes, our Floating Rate 2027 Notes, our 7.41% 2027 Notes, our 7.70% 2029 Notes, our 7.50% 2029 Notes and our 2031 Notes contain various covenants that, if not complied with, could accelerate repayment under such secured and unsecured borrowings, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing our JPM Credit Facility, our UBS Credit Facility, our 2024 and 2022 Term Loans, our Series A Notes, our Floating Rate 2027 Notes, our 7.41% 2027 Notes, our 7.70% 2029 Notes, our 7.50% 2029 Notes and our 2031 Notes require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•restrictions on our ability to incur liens; and
•maintenance of a minimum level of shareholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants of our JPM Credit Facility, our UBS Credit Facility, our 2024 and 2022 Term Loans, our Series A Notes, our Floating Rate 2027 Notes, our 7.41% 2027 Notes, our 7.70% 2029 Notes, our 7.50% 2029 Notes and our 2031 Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in our JPM Credit Facility, our UBS Credit Facility, our 2024 and 2022 Term Loans, our Series A Notes, our Floating Rate 2027 Notes, our 7.50% 2029 Notes, our 7.41% 2027 Notes, our 7.70% 2029 Notes and our 2031 Notes. Failure to comply with these covenants could result in a default under such secured and unsecured borrowings, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

Our 2024 and 2022 Term Loans, our Series A Notes, our Floating Rate 2027 Notes, our 7.41% 2027 Notes, our 7.70% 2029 Notes, our 7.50% 2029 Notes and our 2031 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our 2024 and 2022 Term Loans, our Series A Notes, our Floating Rate 2027 Notes, our 7.41% 2027 Notes, our 7.70% 2029 Notes, our 7.50% 2029 Notes and our 2031 Notes are generally not secured by any of our assets or any of the assets of our subsidiaries. As a result, such unsecured indebtedness is effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of our 2024 and 2022 Term Loans, our Series A Notes, our Floating Rate 2027 Notes, our 7.41% 2027 Notes, our 7.70% 2029 Notes, our 7.50% 2029 Notes and our 2031 Notes. As a result, the indebtedness under our JPM Credit Facility and our UBS Credit Facility is therefore effectively senior in right of payment to our unsecured indebtedness to the extent of the value of such assets.

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
•concerns regarding European economic activity generally;
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

Purchases of our common stock by us pursuant to our share repurchase program may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

We are currently authorized to purchase up to $80 million of shares of our common stock if our shares trade on the NYSE below the most recently announced NAV per share, subject to certain limitations. Any such purchases will be conducted in accordance with applicable securities laws. During the year ended December 31, 2025, we repurchased an aggregate of 1,771,403 shares under the 10b5-1 trading plan for an aggregate purchase price of $17,190, or an average purchase price of $9.70 per share. Purchases made under our share repurchase program and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or slowing a decline in the market price of our common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

Purchases of our common stock by us under our share repurchase program may result in dilution to our NAV per share.

Under our share repurchase program, we are authorized to purchase shares of our common stock when the market price per share is below the most recently reported NAV per share, subject to certain limitations. Because purchases may be made beginning at any price below our most recently reported NAV per share, if our NAV per share decreases after the date as of which NAV per share was last reported, such purchases may result in dilution to our NAV per share. This dilution would occur because we would purchase shares at a price above the then-current NAV per share, which would cause a proportionately smaller increase in our shareholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such purchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so purchased, the price and the timing of any purchases.

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

Risks Relating to an Investment in Our Public 7.50% 2029 Notes and our Public 2031 Notes

An active trading market for our 7.50% 2029 Notes or our 2031 Notes may not exist, which could limit a holder’s ability to sell our 7.50% 2029 Notes or our 2031 Notes or affect the market price of our 7.50% 2029 Notes or our 2031 Notes.

Our 7.50% 2029 Notes and our 2031 Notes are recent issues of debt securities. On October 9, 2024, our 7.50% 2029 Notes commenced trading on the NYSE under the ticker symbol “CICB” and on February 12, 2026, our 2031 Notes commenced trading on the NYSE under the ticker symbol “CICC.” Although our 7.50% 2029 Notes and our 2031 Notes are listed on the NYSE, we cannot provide any assurances that an active trading market will develop or be maintained for our 7.50% 2029 Notes or our 2031 Notes or that holders will be able to sell their 7.50% 2029 Notes or our 2031 Notes. Our 7.50% 2029 Notes or our 2031 Notes may trade at a discount from their initial offering prices depending on prevailing interest rates, the market for similar securities, our credit ratings, the time remaining to the maturity of our 7.50% 2029 Notes or our 2031 Notes, the outstanding principal amount of debt securities with terms identical to our 7.50% 2029 Notes or our 2031 Notes, the supply of debt securities trading in the secondary market, if any, the redemption or repayment features, if any, of our 7.50% 2029 Notes or our 2031 Notes, general economic conditions, and our financial condition, performance, prospects and other factors.

Certain of the underwriters have advised us that they intend to make a market in our 7.50% 2029 Notes and our 2031 Notes, but they are not obligated to do so. Such underwriters may discontinue any market-making in our 7.50% 2029 Notes or our 2031 Notes at any time at their sole discretion. Accordingly, we cannot assure holders that a liquid trading market will develop or be maintained for our 7.50% 2029 Notes or our 2031 Notes, that holders will be able to sell their 7.50% 2029 Notes or our 2031 Notes at a particular time or that the price holders receive when they sell will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for our 7.50% 2029 Notes or our 2031 Notes may be harmed. Accordingly, holders may be required to bear the financial risk of an investment in our 7.50% 2029 Notes or our 2031 Notes for an indefinite period of time.

The optional redemption provisions may materially adversely affect holders’ return on our 7.50% 2029 Notes or our 2031 Notes.

Our 7.50% 2029 Notes and our 2031 Notes are redeemable in whole or in part at any time or from time to time on or after December 30, 2026 and March 31, 2028, respectively, at our sole option. We may choose to redeem our 7.50% 2029 Notes or our 2031 Notes at times when prevailing interest rates are lower than the interest rate paid on our 7.50% 2029 Notes or our 2031 Notes. In this circumstance, holders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as our 7.50% 2029 Notes or our 2031 Notes being redeemed.

A downgrade, suspension or withdrawal of a credit rating assigned by a rating agency to us, our unsecured debt, our 7.50% 2029 Notes or our 2031 Notes or a change in the debt markets could cause the liquidity or market value of our 7.50% 2029 Notes or our 2031 Notes to decline significantly.

Our credit ratings are an assessment by a rating agency of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our 7.50% 2029 Notes and our 2031 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our 7.50% 2029 Notes and our 2031 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of our 7.50% 2029 Notes or our 2031 Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by a rating agency if in its judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in us, so warrant. An increase in the competitive environment, inability to cover distributions, or increase in leverage could lead to a downgrade in our credit ratings and limit our access to the debt and equity markets capability impairing our ability to grow the business. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of our 7.50% 2029 Notes and our 2031 Notes.

In addition, if our 7.50% 2029 Notes or our 2031 Notes are no longer rated, this could impact their trading and subject them to greater price volatility. To the extent they are rated and receive a non-investment grade rating, their price and trading activity could be negatively impacted. Moreover, if a rating agency assigns our 7.50% 2029 Notes or our 2031 Notes a non-investment grade rating, our 7.50% 2029 Notes or our 2031 Notes may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating.

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

Our business is directly influenced by the economic cycle and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to remain high, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may remain high and cause interest rates and borrowing costs to remain high, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. The U.S. Federal Reserve decreased the federal funds rate multiple times in 2025. There can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. The timing, number and amount of any such future interest rate changes are uncertain.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and continued conflicts and political unrest in the Middle East and South America, and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Sanctions imposed by the U.S. and other countries have caused additional financial market volatility and affected the global economy. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Because of interrelationships within the global financial markets, if these issues do not abate, or they worsen or spread, our and our portfolio companies, businesses may be adversely affected both within and outside of the directly affected region. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

Additionally, the Republican Party currently controls both the executive and legislative branches of the U.S federal government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and distributions and adversely affect our financial prospects and condition.

The capital markets may experience periods of disruption, instability and economic uncertainty. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption, instability and economic uncertainty. Such periods may result in, among other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. Global financial markets have experienced heightened volatility in recent periods. In addition, social and political tensions in the U.S. and around the world may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world's major economies, such as the ongoing war between Russia and Ukraine and continued conflicts and political unrest in the Middle East and South America. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Market uncertainty and volatility have also been magnified as a result of uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.

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

Further, volatility and dislocation in the capital markets may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that we have raised over the last year has been at higher rates than we have raised debt at in the past due to the higher interest rate environment we have been experiencing. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a high interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Changes to United States tariff and import/export regulations and trade disputes with other countries may have a negative effect on our portfolio companies and, in turn, harm us.

The United States has enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs that could contribute to prolonged trade disputes with other countries. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to cyber-attacks or other security breaches, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our or our third-party service providers’ hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, CIM or its employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyberattacks, such as prompt injection attacks, which may increase our cybersecurity risks where we implement artificial intelligence technologies in our business. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of CIM’s employees, its affiliates’ employees, our investors and others, and other sensitive information that CIG collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and CIG must comply in the event of a security incident or cyber-attack. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our or our third parties’ operations.

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

In addition, we operate in a business that is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. The SEC has adopted rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies. In addition, the SEC requires public companies to disclose material cybersecurity incidents on Form 8-K and provide periodic disclosure regarding their cybersecurity risk management, strategy, and governance in annual reports on Form 10-K. In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance as of December 2025 and applies to us as it includes investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third-party service providers. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and CIG’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including CIG’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the CCPA, the New York SHIELD Act, the General Data Protection Regulation, or GDPR, and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

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

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our or our portfolio companies’ business, financial condition and results of operations.

We and CIM plan to expand our use of artificial intelligence tools and technologies in the operation of our business. In addition, certain of our portfolio companies use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyberattacks, including prompt injection attacks, and such attacks may be able to circumvent our cybersecurity tools and processes. To the extent we, CIM or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, CIM or by our portfolio companies. For example, an employee of CIM may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, CIM or our portfolio companies may not be able to control how third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we or they input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies do so at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

Finally, regulations related to artificial intelligence may also impose on us or our portfolio companies certain obligations and costs related to monitoring and compliance, and we or they could be subject to regulatory actions if we or they are deemed not to have complied.
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

CIG’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help CIG prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us or CIM. CIG’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. In addition, CIG may periodically engage with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents. CIG has an ongoing engagement with PricewaterhouseCoopers Advisory Services LLC, or PwC, for PwC to provide such continuous consulting and incident response services, which allows us to leverage PwC’s cybersecurity and incident response resources and expertise.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on the NYSE under the ticker symbol "CION" since October 5, 2021. Prior to October 5, 2021, our shares were not listed on an exchange or quoted through a quotation system. The following table sets forth, for the first fiscal quarter for the fiscal year ending December 31, 2026 and for the fiscal years ended December 31, 2025 and 2024, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to NAV and distributions declared by us. On March 4, 2026, the last reported closing sales price of our common stock on the NYSE was $8.11 per share, which represented a discount of approximately (41.1)% to the NAV per share reported by us as of December 31, 2025.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Declared Distributions(3)
	NAV(1)	High	Low
Fiscal Year Ending December 31, 2026
First Fiscal Quarter(4)	*	$9.86	$7.98	*	*	$0.30
Fiscal Year Ended December 31, 2025
First Fiscal Quarter	$14.28	$12.55	$10.35	(12.1)%	(27.5)%	$0.36
Second Fiscal Quarter	$14.50	$10.48	$8.68	(27.7)%	(40.1)%	$0.36
Third Fiscal Quarter	$14.86	$10.86	$9.48	(26.9)%	(36.2)%	$0.36
Fourth Fiscal Quarter	$13.76	$10.20	$9.06	(25.9)%	(34.2)%	$0.36
Fiscal Year Ended December 31, 2024
First Fiscal Quarter	$16.05	$11.43	$10.55	(28.8)%	(34.3)%	$0.34
Second Fiscal Quarter	$16.08	$12.55	$10.81	(22.0)%	(32.8)%	$0.41
Third Fiscal Quarter	$15.73	$12.46	$11.55	(20.8)%	(26.6)%	$0.36
Fourth Fiscal Quarter	$15.43	$12.08	$11.25	(21.7)%	(27.1)%	$0.41
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
(4) Through March 4, 2026.
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

Holders

As of March 4, 2026, we had 1,546 record holders of our common stock, which includes Cede & Co. but does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of shareholders.

Transfer Agent

SS&C Technologies, Inc. (formerly, DST Systems, Inc.) serves as our transfer agent, distribution paying agent and registrar.

Exchange Listings

On October 5, 2021, our shares of common stock commenced trading on the NYSE under the ticker symbol “CION”. On February 26, 2023, our common stock and our Series A Notes listed in Israel on the TASE under the ticker symbol “CION” and "CION B1", respectively. On October 9, 2024, our 2029 Notes commenced trading on the NYSE under the ticker symbol “CICB” and on February 12, 2026, our 2031 Notes commenced trading on the NYSE under the ticker symbol "CICC".

Distributions and Distribution Reinvestment Plan

Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which are ratified by our board of directors on a quarterly basis. On September 15, 2021, we changed the timing of declaring and paying base distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. On November 3, 2025, we changed the timing of paying base distributions to shareholders from quarterly to monthly commencing in January 2026. Monthly base distributions will be declared quarterly in advance. Base distributions in respect of future months and any supplemental or special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration.

Subject to our board of directors’ discretion and applicable legal restrictions, our management intends to continue to authorize and declare, and our board of directors intends to continue to ratify, a monthly base distribution amount per share of our common stock. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date such shareholder first owns shares of our common stock. From time to time, we may also pay interim supplemental or special distributions in the form of cash or shares of common stock at the discretion of our board of directors. As required under the 1940 Act, a quarterly estimate of the tax attributes of our distributions will be disclosed to our shareholders on our website at www.cionbdc.com; however, actual determinations of such tax attributes, including determinations from returns of capital, will be made available annually as of the end of our fiscal year, based upon our taxable income and distributions paid for the full year. Each year, information regarding the source of our distributions (i.e., whether paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, the latter of which is a nontaxable distribution) will be disclosed to our shareholders on our website at www.cionbdc.com. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital.

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

Our management declared and our board of directors ratified distributions for 4 and 6 record dates during the years ended December 31, 2025 and 2024, respectively. The following table presents distributions per share that were declared during the years ended December 31, 2025 and 2024:

	Distributions
Three Months Ended	Per Share	Amount
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308
2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
December 31, 2025 (one record date)	0.36	18,552
Total distributions for the year ended December 31, 2025	$1.44	$75,361
On January 6, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of January, February, and March 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
January 6, 2026	January 16, 2026	January 30, 2026	$0.10
January 6, 2026	February 13, 2026	February 27, 2026	$0.10
January 6, 2026	March 13, 2026	March 27, 2026	$0.10

On March 9, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of April, May and June 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 9, 2026	April 10, 2026	April 24, 2026	$0.10
March 9, 2026	May 15, 2026	May 29, 2026	$0.10
March 9, 2026	June 12, 2026	June 26, 2026	$0.10

In connection with the Listing of our shares of common stock on the NYSE, on September 15, 2021, we adopted a new distribution reinvestment plan, or the DRP. The DRP is an “opt out” distribution reinvestment plan for our shareholders. As a result, unless shareholders specifically elect to receive their distributions in cash, distributions will automatically be reinvested in additional shares of our common stock. Under the DRP, we reserve the right, subject to the provisions of the 1940 Act, to either issue new shares or cause the plan administrator to purchase shares in the open market for the accounts of plan participants in connection with implementation of the DRP. We intend to use primarily newly issued shares of our common stock to implement the distribution reinvestment plan, so long as such shares are trading at or above NAV. If shares of our common stock are trading below NAV, we intend to cause the plan administrator or its designee, to the extent permitted by law and after taking into account any additional expenses related to open market purchases, to purchase shares of our common stock in the open market in connection with the implementation of the distribution reinvestment plan. However, we reserve the right to issue new shares of our common stock in connection with our obligations under the distribution reinvestment plan even if such shares are trading below NAV. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders.

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

The table below provides information concerning our purchases of shares of our common stock in the open market during the years ended December 31, 2025 and 2024 pursuant to the DRP in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
2024
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	—	—	—	—
June 1 to June 30, 2024	135,440	12.44	135,440	(1)
July 1 to July 31, 2024	18,789	12.51	18,789	(1)
August 1 to August 31, 2024	—	—	—	—
September 1 to September 30, 2024	131,659	12.10	131,659	(1)
October 1 to October 31, 2024	—	—	—	—
November 1 to November 30, 2024	—	—	—	—
December 1 to December 31, 2024	130,792	11.85	130,792	(1)
Total for the year ended December 31, 2024	679,359	$11.74	679,359	(1)

2025
January 1 to January 31, 2025	19,368	$11.49	19,368	(1)
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025	—	—	—	—
April 1 to April 30, 2025	159,518	9.13	159,518	(1)
May 1 to May 31, 2025	—	—	—	—
June 1 to June 30, 2025	151,264	9.29	151,264	(1)
July 1 to July 31, 2025	—	—	—	—
August 1 to August 31, 2025	—	—	—	—
September 1 to September 30, 2025	136,868	10.07	136,868	(1)
October 1 to October 31, 2025	—	—	—	—
November 1 to November 30, 2025	—	—	—	—
December 1 to December 31, 2025	136,151	10.08	136,151	(1)
Total for the year ended December 31, 2025	603,169	$9.67	603,169	(1)
(1) See the description of the DRP above.
The following table reflects the sources of distributions on a GAAP basis that were declared during the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025			2024			2023
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$1.44	$75,361	100.0%	$1.52	$81,308	100.0%	$1.61	$87,867	100.0%
Total distributions	$1.44	$75,361	100.0%	$1.52	$81,308	100.0%	$1.61	$87,867	100.0%

Issuing Shares Below NAV
We are generally not able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances. On August 27, 2024, our shareholders approved our ability to sell or otherwise issue during the next year shares of our common stock at a price below our then current NAV per share in one or more public or private offerings of our common stock not exceeding 25% of such then outstanding shares. Through the expiration of such shareholder approval on August 27, 2025, we did not issue any such shares. If we receive such approval from shareholders again in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock.

Recent Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

Share Repurchases

Share Repurchase Policy
On September 15, 2021, our board of directors, including the independent directors, approved a share repurchase policy authorizing us to repurchase up to $50 million of our outstanding common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. On June 24, 2022, our board of directors, including the independent directors, increased the amount of shares of common stock that may be repurchased under the share repurchase policy by $10 million to up to an aggregate of $60 million. On August 5, 2025, our board of directors, including the independent directors, further increased the amount of shares of our common stock that may be repurchased under the share repurchase policy by $20 million to up to an aggregate of $80 million. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The share repurchase policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.
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

The table below provides information concerning our repurchases of shares of our common stock in the open market during the years ended December 31, 2024 and 2025 pursuant to our share repurchase policy.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2024
January 1 to January 31, 2024	125,304	$11.14	125,304	$31,700
February 1 to February 29, 2024	165,876	10.97	165,876	29,883
March 1 to March 31, 2024	132,851	10.95	132,851	28,431
April 1 to April 30, 2024	168,002	11.14	168,002	26,564
May 1 to May 31, 2024	27,449	11.67	27,449	26,244
June 1 to June 30, 2024	39,531	12.14	39,531	25,765
July 1 to July 31, 2024	71,305	12.35	71,305	24,885
August 1 to August 31, 2024	26,874	11.93	26,874	24,565
September 1 to September 30, 2024	67,558	11.86	67,558	23,764
October 1 to October 31, 2024	77,367	11.91	77,367	22,846
November 1 to November 30, 2024	24,104	11.63	24,104	22,566
December 1 to December 31, 2024	69,146	11.59	69,146	21,766
Total for the year ended December 31, 2024	995,367		995,367

2025
January 1 to January 31, 2025	89,466	$11.29	89,466	$20,758
February 1 to February 28, 2025	63,383	12.01	63,383	19,998
March 1 to March 31, 2025	33,013	12.13	33,013	19,598
April 1 to April 30, 2025	315,943	9.36	315,943	16,648
May 1 to May 31, 2025	95,782	9.76	95,782	15,714
June 1 to June 30, 2025	287,840	9.26	287,840	13,056
July 1 to July 31, 2025	230,738	9.86	230,738	10,786
August 1 to August 31, 2025(2)	57,331	9.78	57,331	30,226
September 1 to September 30, 2025	42,255	9.96	42,255	29,806
October 1 to October 31, 2025	348,336	9.33	348,336	26,565
November 1 to November 30, 2025	90,964	9.25	90,964	25,725
December 1 to December 31, 2025	116,352	9.59	116,352	24,611
Total for the year ended December 31, 2025	1,771,403		1,771,403
(1) Amounts do not include any commissions paid to Wells Fargo Securities, LLC on shares repurchased.
(2) Includes an additional $20,000 of shares of our common stock that may be repurchased under the share repurchase policy approved by our board of directors on August 5, 2025.

From January 1, 2026 to March 4, 2026, we repurchased 921,342 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $8,245, or an average purchase price of $8.95 per share. As of March 4, 2026, 19,446,838 shares of common stock repurchased by us had been retired.
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
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
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

Fees and Expenses

The following table is intended to assist you in understanding the various fees and expenses that an investor in our common stock will bear, directly or indirectly, based on the assumptions set forth below. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under “annual expenses” are based on amounts incurred during the year ended December 31, 2025. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, the holders of our common stock will indirectly bear such fees or expenses as investors in us.

Shareholder transaction expenses (as a percentage of offering price):
Sales load(1)	—%
Offering costs(2)	—%
Distribution reinvestment plan fees(3)	—%
Total shareholder transaction expenses (as a percentage of offering price)(2)	—%
Estimated annual expenses (as a percentage of average net assets attributable to common stock):(4)
Base management fees(5)	3.36%
Accrued incentive fees pursuant to our investment advisory agreement (17.5% of investment income, subject to a hurdle rate, and capital gains fee)(6)	2.55%
Interest payments on borrowed funds(7)	11.68%
Other expenses(8)	1.49%
Total estimated annual expenses(9)	19.08%
(1)In the event that securities are sold to or through underwriters or agents, a corresponding prospectus supplement and any related free writing prospectus will disclose the applicable sales load (underwriting discount or commission) and the example will be updated accordingly. Purchases of shares of our common stock on the secondary market are not subject to sales charges but may be subject to brokerage commissions or other charges. This table does not include any sales load that shareholders may have paid in connection with their purchase of shares of our common stock.
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
(4)Average net assets attributable to common stock used to calculate the percentages in this table equals our average net assets of approximately $775 million for the year ended December 31, 2025.
(5)The base management fees referenced in the table above are based upon the actual amounts incurred during the year ended December 31, 2025. Our annual base management fee payable to CIM pursuant to our investment advisory agreement is calculated at a rate of 1.5% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) to the extent that our asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee is reduced to 1.0% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) purchased with leverage resulting in our asset coverage ratio dropping below 200%. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150% (i.e., $2 of debt outstanding for each $1 of equity), which became effective on December 31, 2021. The annual base management fee is payable to CIM quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The base management fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. For more detailed information about our base management fee payable to CIM under the terms of the investment advisory agreement, please also see Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
(6)The incentive fees payable to CIM referenced in the table above are based on the actual amount of the subordinated incentive fee on income recorded during the year ended December 31, 2025. For the year ended December 31, 2025, we had no liability for and did not record any capital gains incentive fees. As we cannot predict whether we will meet the thresholds for incentive fees payable to CIM under the investment advisory agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2025.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable to CIM quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on our net assets at the beginning of the calendar quarter, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. We pay to CIM (x) 100.0% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate, but is less than or equal to 1.970% in any calendar quarter (7.879% annualized) and (y) 17.5% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.970% in any calendar quarter (7.879% annualized). The subordinated incentive fee on income for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. The amount in the table is based on our most recent financial performance for the year ended December 31, 2025.

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is earned on liquidated investments from our investment portfolio during operations and is determined and payable to CIM in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 17.5% of our incentive fee capital gains, which is our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The amount in the table assumes that the incentive fee on capital gains will be 0.0% of average net assets and is based on actual and projected realized capital gains on our investments through December 31, 2025 and the unrealized appreciation or depreciation of our investments and assumed converted to realized capital gains or losses on such date. See Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
(7)We have borrowed funds to make investments. The costs associated with such borrowings are indirectly borne by our shareholders. Interest payments on borrowed funds includes our interest expense based on borrowings under our $125 million 2026 Notes (which paid interest at 4.5% per year and were fully repaid by us on December 29, 2025), our $172.5 million 7.50% 2029 Notes, our $125 million 7.70% 2029 Notes and our $47.5 million 7.41% 2027 Notes for the twelve months ended December 31, 2025. In addition, interest payments on borrowed funds includes our interest expense based on borrowings under our $375 million JPM Credit Facility, our $150 million UBS Repurchase Facility (which was terminated on February 13, 2025), our $114.8 million Series A Notes, our $200 million Floating Rate 2027 Notes, our $50 million 2022 Term Loan, our $30 million 2024 Term Loan and our $125 million UBS Credit Facility (which was entered into on February 13, 2025) for the twelve months ended December 31, 2025, which bore weighted average interest rates of 7.26%, 8.07%, 7.97%, 8.59%, 7.73%, 8.03% and 7.11%, respectively. On February 9, 2026, we issued and sold our $135 million 2031 Notes, which pay interest at a fixed rate of 7.50% per year. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act. Our ability to incur additional leverage during 2026 depends, in large part, on our ability to locate additional debt financing on attractive terms or at all, and there is no guarantee we will do so or that such financing will be at the cost noted in the table above.
(8)Other expenses include our overhead expenses, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by CIM in performing its obligations under the administration agreement. Other expenses also include accounting, legal and auditing fees as well as the reimbursement of the compensation of our chief financial officer, chief compliance officer and their respective staff and other administrative personnel and fees payable to our independent directors. Our short-term investments consist of an investment in the First American Treasury Obligations Fund, Class Z Shares, in which we paid manager fees and expenses equal to 0.18% of our total investment in the fund during the year ended December 31, 2025, which are "acquired fund fees and expenses" and are included within Other expenses in the table above. The amount presented in the table includes the amounts incurred during 2025. For more detailed information about the terms of the administration agreement, please see Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to a capital gains incentive fee):	$174	$459	$678	$1,029

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

Assuming, however, that the incentive fee on capital gains under the investment advisory agreement is earned and payable and the subordinated incentive fee on income is not earned and payable the following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return solely from realized capital gains (all of which is subject to a capital gains incentive fee):	$182	$478	$700	$1,045

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

Senior Securities
(dollar amounts in thousands)

Information about our senior securities (including preferred stock, debt securities and other indebtedness, if any) is shown in the following table as of the end of the last ten fiscal years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. The report of our independent registered public accounting firm, RSM US LLP, on the senior securities table as of December 31, 2025 is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
JPM Credit Facility
Fiscal 2025	$300,000	$1,620	$—	N/A
Fiscal 2024	325,000	1,730	—	N/A
Fiscal 2023	550,000	1,810	—	N/A
Fiscal 2022	610,000	1,920	—	N/A
Fiscal 2021	550,000	2,120	—	N/A
Fiscal 2020	625,000	2,210	—	N/A
Fiscal 2019	250,000	2,130	—	N/A
Fiscal 2018	250,000	2,090	—	N/A
Fiscal 2017	224,423	2,490	—	N/A
Fiscal 2016	224,423	3,040	—	N/A
UBS Credit Facility
Fiscal 2025	$100,000	$1,620	$—	N/A
Fiscal 2024	—	1,730	—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
7.50% 2029 Notes
Fiscal 2025	$172,500	$1,620	$—	$1,004
Fiscal 2024	172,500	1,730	—	1,014
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
7.70% 2029 Notes
Fiscal 2025	$125,000	$1,620	$—	N/A
Fiscal 2024	—	1,730	—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
7.41% 2027 Notes
Fiscal 2025	$47,500	$1,620	$—	N/A
Fiscal 2024	—	1,730	—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
2021 Term Loan
Fiscal 2025	$—	$1,620	$—	N/A
Fiscal 2024	—	1,730	—	N/A
Fiscal 2023	30,000	1,810	—	N/A
Fiscal 2022	30,000	1,920	—	N/A
Fiscal 2021	30,000	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
2022 Term Loan
Fiscal 2025	$50,000	$1,620	$—	N/A
Fiscal 2024	50,000	1,740	—	N/A
Fiscal 2023	50,000	1,810	—	N/A
Fiscal 2022	50,000	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2016	—	3,040	—	N/A
2024 Term Loan
Fiscal 2025	$30,000	$1,620	$—	N/A
Fiscal 2024	30,000	1,730	—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Series A Notes
Fiscal 2025	$114,844	$1,620	$—	N/A
Fiscal 2024	114,844	1,730	—	N/A
Fiscal 2023	114,844	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Floating Rate 2027 Notes (Tranche A)
Fiscal 2025	$100,000	$1,620	$—	N/A
Fiscal 2024	100,000	1,730	—	N/A
Fiscal 2023	100,000	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Floating Rate 2027 Notes (Tranche B)
Fiscal 2025	$100,000	$1,620	$—	N/A
Fiscal 2024	100,000	1,730	—	N/A
Fiscal 2023	—	1,810	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
2026 Notes
Fiscal 2025	$—	$1,620	$—	N/A
Fiscal 2024	125,000	1,730	—	N/A
Fiscal 2023	125,000	1,810	—	N/A
Fiscal 2022	125,000	1,920	—	N/A
Fiscal 2021	125,000	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
UBS Repurchase Facility
Fiscal 2025	$—	$1,620	$—	N/A
Fiscal 2024	100,000	1,730	—	N/A
Fiscal 2023	122,500	1,810	—	N/A
Fiscal 2022	142,500	1,920	—	N/A
Fiscal 2021	125,000	2,120	—	N/A
Fiscal 2020	100,000	2,210	—	N/A
Fiscal 2019	200,000	2,130	—	N/A
Fiscal 2018	200,000	2,090	—	N/A
Fiscal 2017	162,500	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
MS Credit Facility
Fiscal 2025	$—	$1,620	$—	N/A
Fiscal 2024	—	1,730	—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	112,500	2,130	—	N/A
Fiscal 2018	150,000	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Citibank Credit Facility
Fiscal 2025	$—	$1,620	$—	N/A
Fiscal 2024	—	1,730	—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	278,542	2,130	—	N/A
Fiscal 2018	298,542	2,090	—	N/A
Fiscal 2017	324,542	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Citibank Total Return Swap
Fiscal 2025	$—	$1,620	$—	N/A
Fiscal 2024	—	1,730	—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	488,936	3,040	—	N/A
Total Senior Securities
Fiscal 2025	$1,139,844	$1,620	$—	$1,004
Fiscal 2024	1,117,344	1,730	—	1,014
Fiscal 2023	1,092,344	1,810	—	N/A
Fiscal 2022	957,500	1,920	—	N/A
Fiscal 2021	830,000	2,120	—	N/A
Fiscal 2020	725,000	2,210	—	N/A
Fiscal 2019	841,042	2,130	—	N/A
Fiscal 2018	898,542	2,090	—	N/A
Fiscal 2017	711,465	2,490	—	N/A
Fiscal 2016	713,359	3,040	—	N/A
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
(4) Not applicable because such senior securities are not registered for public trading, except for with respect to our 7.50% 2029 Notes that commenced trading on the NYSE under the ticker symbol “CICB” on October 9, 2024. Our Series A Notes are registered for public trading in Israel on the TASE under the ticker symbol “CION B1”, but are not registered for public trading in the U.S. The average market value per unit calculated for our 7.50% 2029 Notes is based on the average daily prices of the 7.50% 2029 Notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

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
On October 5, 2021, our shares of common stock began trading on the NYSE under the ticker symbol “CION”. The Listing accomplished our goal of providing our shareholders with greatly enhanced liquidity. On February 26, 2023, our shares of common stock and our Series A Notes listed and commenced trading in Israel on the TASE under the ticker symbol “CION” and "CION B1", respectively. On October 9, 2024, our 7.50% 2029 Notes listed and commenced trading on the NYSE under the ticker symbol "CICB" and on February 12, 2026, our 2031 Notes listed and commenced trading on the NYSE under the ticker symbol “CICC”.
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
Recent Developments

Q1 2026 Monthly Base Distributions
On January 6, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of January, February, and March 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
January 6, 2026	January 16, 2026	January 30, 2026	$0.10
January 6, 2026	February 13, 2026	February 27, 2026	$0.10
January 6, 2026	March 13, 2026	March 27, 2026	$0.10

Q2 2026 Monthly Base Distributions

On March 9, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of April, May and June 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 9, 2026	April 10, 2026	April 24, 2026	$0.10
March 9, 2026	May 15, 2026	May 29, 2026	$0.10
March 9, 2026	June 12, 2026	June 26, 2026	$0.10

2031 Notes

On February 9, 2026, we issued and sold $135,000 in aggregate principal amount of our 2031 Notes, which includes $10,000 in aggregate principal amount of our 2031 Notes issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional 2031 Notes to cover overallotments. Our 2031 Notes were issued pursuant to an Indenture, or the Base Indenture, and a Second Supplemental Indenture, or the Second Supplemental Indenture, and, together with the Base Indenture, the Indenture, between us and U.S. Bank Trust Company, National Association, as trustee, or the Trustee. Our 2031 Notes began trading on the NYSE under the ticker symbol “CICC” on February 12, 2026.

Our 2031 Notes will mature on March 31, 2031, unless previously redeemed or repurchased in accordance with their terms. The interest rate of our 2031 Notes is 7.50% per year and will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which will commence on March 30, 2026. Our 2031 Notes are our direct unsecured obligations and rank pari passu with our existing and future unsecured, unsubordinated indebtedness; senior to any series of preferred stock that we may issue in the future; senior to any of our future indebtedness that expressly provides it is subordinated to our 2031 Notes; effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our existing or future subsidiaries.

Our 2031 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 31, 2028, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 2031 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

The Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to us by the SEC, and certain other exceptions, and to provide financial information to the holders of our 2031 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Exchange Act.

Portfolio Investment Activity for the Years Ended December 31, 2025 and 2024

The following table summarizes our investment activity, excluding short term investments and PIK securities, for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
Net Investment Activity	2025	2024
Purchases and drawdowns
Senior secured first lien debt	$239,164	$439,038
Collateralized securities and structured products - equity	2,967	2,002
Unsecured debt	—	1,096
Equity	21,866	21,918
Sales and principal repayments	(367,726)	(486,463)
Net portfolio activity	$(103,729)	$(22,409)

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2025 and 2024:

	December 31, 2025
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,494,155	$1,370,525	80.8%
Senior secured second lien debt	2,218	—	—
Collateralized securities and structured products - equity	4,969	5,028	0.3%
Unsecured debt	25,563	6,639	0.4%
Equity	299,181	314,788	18.5%
Subtotal/total percentage	1,826,086	1,696,980	100.0%
Short term investments(2)	116,010	116,010
Total investments	$1,942,096	$1,812,990
Number of portfolio companies			89
Average annual EBITDA of portfolio companies		$59.1 million
Median annual EBITDA of portfolio companies			$35.9 million
Purchased at a weighted average price of par			95.89%
Gross annual portfolio yield based upon the purchase price(3)			9.15%
(1)Represents amortized cost for debt investments and cost for equity investments. Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(3)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and does not consider the cost of leverage.

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
(3)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and does not consider the cost of leverage.

The following table summarizes the composition of our investment portfolio by the type of interest rate as of December 31, 2025 and 2024, excluding short term investments of $116,010 and $68,818, respectively:

	December 31, 2025			December 31, 2024
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,346,938	$1,246,818	73.5%	$1,519,038	$1,476,158	81.1%
Non-income producing investments	252,869	175,561	10.4%	202,115	214,958	11.8%
Fixed interest rate investments	172,139	139,850	8.2%	145,347	119,844	6.6%
Other income producing investments(1)	54,140	134,751	7.9%	8,375	8,910	0.5%
Total investments	$1,826,086	$1,696,980	100.0%	$1,874,875	$1,819,870	100.0%
(1) - Other income producing investments include equity securities that have paid dividends within the trailing twelve months, securities with returns based on contractual waterfall structures, and investments structured to generate returns primarily through exit-based multiples of invested capital, or MOICs.

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$250,178	14.7%	$285,960	15.7%
Healthcare & Pharmaceuticals	191,483	11.3%	199,733	11.0%
Retail	187,490	11.0%	160,093	8.8%
Energy: Oil & Gas	146,490	8.6%	116,393	6.4%
Media: Diversified & Production	122,806	7.2%	129,210	7.1%
Services: Consumer	113,150	6.8%	111,832	6.2%
Beverage, Food & Tobacco	101,153	6.0%	100,612	5.5%
Consumer Goods: Durable	90,696	5.3%	95,968	5.3%
Banking, Finance, Insurance & Real Estate	69,066	4.1%	64,422	3.5%
Construction & Building	65,493	3.9%	99,383	5.5%
High Tech Industries	55,956	3.3%	37,665	2.1%
Diversified Financials	54,744	3.2%	56,822	3.1%
Media: Advertising, Printing & Publishing	47,644	2.8%	104,622	5.7%
Capital Equipment	31,599	1.9%	52,349	2.9%
Consumer Goods: Non-Durable	28,876	1.7%	35,210	1.9%
Environmental Industries	27,928	1.6%	27,344	1.5%
Automotive	27,145	1.6%	31,104	1.7%
Hotel, Gaming & Leisure	22,733	1.3%	49,823	2.7%
Containers, Packaging & Glass	18,652	1.1%	18,687	1.0%
Metals & Mining	16,637	1.0%	13,094	0.7%
Aerospace & Defense	15,075	0.9%	13,825	0.8%
Transportation: Cargo	11,986	0.7%	10,465	0.6%
Telecommunications	—	—	5,222	0.3%
Chemicals, Plastics & Rubber	—	—	32	—
Subtotal/total percentage	1,696,980	100.0%	1,819,870	100.0%
Short term investments	116,010		68,818
Total investments	$1,812,990		$1,888,688
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2025 and 2024, our unfunded commitments amounted to $47,779 and $70,681, respectively. As of March 4, 2026, our unfunded commitments amounted to $49,174. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.

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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2025 and 2024, excluding short term investments of $116,010 and $68,818, respectively:

	December 31, 2025		December 31, 2024
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$139,062	8.2%	$36,418	2.0%
2	1,321,197	77.9%	1,561,233	85.8%
3	196,003	11.5%	192,203	10.6%
4	32,413	1.9%	23,554	1.3%
5	8,305	0.5%	6,462	0.3%
	$1,696,980	100.0%	$1,819,870	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio (Unaudited)
The following table summarizes the composition of our investment portfolio at fair value as of March 4, 2026:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,370,868	80.9%
Senior secured second lien debt	—	—
Collateralized securities and structured products - equity	5,028	0.3%
Unsecured debt	6,686	0.4%
Equity	311,202	18.4%
Subtotal/total percentage	1,693,784	100.0%
Short term investments(1)	250,894
Total investments	$1,944,678
Number of portfolio companies		87
Average annual EBITDA of portfolio companies	$60.3 million
Median annual EBITDA of portfolio companies	$35.9 million
Purchased at a weighted average price of par		95.27%
Gross annual portfolio yield based upon the purchase price(2)		9.20%
(1)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(2)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and does not consider the cost of leverage.
Results of Operations for the Years Ended December 31, 2025 and 2024
Our results of operations for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024
Investment income	$240,821	$252,432
Operating expenses and income taxes	147,781	156,572
Net investment income after taxes	93,040	95,860
Net realized loss on investments	(39,569)	(28,313)
Net change in unrealized depreciation on investments	(74,102)	(33,645)
Net (decrease) increase in net assets resulting from operations	$(20,631)	$33,902
Investment Income
For the years ended December 31, 2025 and 2024, we generated investment income of $240,821 and $252,432, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt. The decrease in total investment income was primarily driven by lower SOFR rates during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the years ended December 31, 2025 and 2024 was as follows:

	Years Ended December 31,
	2025	2024
Management fees	$26,076	$27,321
Administrative services expense	5,180	4,783
Subordinated incentive fee on income	19,736	20,334
General and administrative	6,334	7,157
Interest expense	90,540	96,870
Income tax (benefit) expense, including excise tax	(85)	107
Total operating expenses and income taxes	$147,781	$156,572
The decrease in interest expense was primarily the result of lower SOFR rates on our borrowings during the year ended December 31, 2025 compared to the year ended December 31, 2024.
The composition of our general and administrative expenses for the years ended December 31, 2025 and 2024 was as follows:

	Years Ended December 31,
	2025	2024
Professional fees	$1,759	$2,348
Dues and subscriptions	1,021	1,001
Valuation expense	792	751
Insurance expense	740	721
Director fees and expenses	705	696
Accounting and administrative costs	555	639
Transfer agent expense	501	488
Printing and marketing expense	151	308
Other expenses	110	205
Total general and administrative expense	$6,334	$7,157
Net Investment Income After Taxes

Our net investment income after taxes totaled $93,040 and $95,860 for the years ended December 31, 2025 and 2024, respectively. The decrease in net investment income was primarily the result of a decrease in our total investment income during the year ended December 31, 2025 as compared to the year ended December 31, 2024, which was partially offset by a decrease in our interest expense during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Net Realized Loss on Investments
Our net realized loss on investments totaled $(39,569) and $(28,313) for the years ended December 31, 2025 and 2024, respectively, which were driven primarily by realized losses on the restructure and write-off of certain investments during each period.

Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(74,102) and $(33,645) for the years ended December 31, 2025 and 2024, respectively. This increase was driven primarily by mark-to-market price changes on certain investments during the year ended December 31, 2025. During the year ended December 31, 2024, the net change in unrealized depreciation on our investments was driven primarily by mark-to-market price changes on certain investments, which was partially offset by realized losses on the restructure and write-off of certain investments.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the years ended December 31, 2025 and 2024, we recorded a net (decrease) increase in net assets resulting from operations of $(20,631) and $33,902, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Years Ended December 31, 2024 and 2023

Our results of operations for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
Investment income	$252,432	$251,010
Operating expenses and income taxes	156,572	145,988
Net investment income after taxes	95,860	105,022
Net realized loss on investments	(28,313)	(31,927)
Net change in unrealized (depreciation) appreciation on investments	(33,645)	22,219
Net increase in net assets resulting from operations	$33,902	$95,314
Investment Income
For the years ended December 31, 2024 and 2023, we generated investment income of $252,432 and $251,010, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt. The increase in total investment income was primarily driven by an increase in transaction fees on investments received during the year ended December 31, 2024 compared to the year ended December 31, 2023.

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
Net Realized Loss on Investments
Our net realized loss on investments totaled $(28,313) and $(31,927) for the years ended December 31, 2024 and 2023, respectively. Net realized losses during the year ended December 31, 2024 were primarily from realized losses on the restructure and write-off of certain investments. Net realized losses during the year ended December 31, 2023 were primarily from realized losses on the restructure of certain investments.
Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(33,645) and $22,219 for the years ended December 31, 2024 and 2023, respectively. This change was driven primarily by mark-to-market price changes on certain investments during the year ended December 31, 2024, which were partially offset by realized losses on the restructure and write-off of certain investments. During the year ended December 31, 2023, the net change in unrealized (depreciation) appreciation on our investments was driven primarily by mark-to-market price changes on certain investments.
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

As of December 31, 2025 and 2024, our asset coverage ratio was 1.62 and 1.73, respectively. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage, daily cash management and liquidity requirements.

On August 27, 2024, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. Through the expiration of such shareholder approval on August 27, 2025, we did not issue any such shares.

As of December 31, 2025, we had cash of $8,159 and short term investments of $116,010 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of December 31, 2025, taken together with amounts available to us for borrowing under our secured financing arrangements, are expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of December 31, 2025, we had $100 million available under our secured financing arrangements.

Our short and long-term cash needs include principal payments on outstanding financing arrangements, including potentially the outstanding amount of our Series A Notes that mature on August 31, 2026, the funding of new and existing portfolio investments, the payment of operating expenses including interest expense, management fees, incentive fees, administrative services expense and general and administrative expenses, as well as paying distributions to our shareholders. As described further in Note 4 to the consolidated financial statements included in this report, a portion of the subordinated incentive fee on income that we pay to CIM may include deferred interest and accrued income that we have not yet received and may never receive in cash, which CIM is not obligated to reimburse us.

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

During the year ended December 31, 2025, we repurchased an aggregate of 1,771,403 shares under the 10b5-1 trading plan for an aggregate purchase price of $17,190, or an average purchase price of $9.70 per share.

From January 1, 2026 to March 4, 2026, we repurchased an aggregate of 921,342 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $8,245, or an average purchase price of $8.95 per share. From the inception of the 10b5-1 trading plan in August 2022 through March 4, 2026, we repurchased an aggregate of 6,461,924 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $63,744, or an average purchase price of $9.86 per share.

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

We intend to pay distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize and declare base distributions quarterly and pay such base distributions monthly. Base and any supplemental and/or special distributions in respect of future periods will be evaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration.
The following table presents distributions per share that were declared during the years ended December 31, 2025 and 2024:

	Distributions
Three Months Ended	Per Share	Amount
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308

2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
December 31, 2025 (one record date)	0.36	18,552
Total distributions for the year ended December 31, 2025	$1.44	$75,361
On January 6, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of January, February, and March 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
January 6, 2026	January 16, 2026	January 30, 2026	$0.10
January 6, 2026	February 13, 2026	February 27, 2026	$0.10
January 6, 2026	March 13, 2026	March 27, 2026	$0.10
On March 9, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of April, May and June 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 9, 2026	April 10, 2026	April 24, 2026	$0.10
March 9, 2026	May 15, 2026	May 29, 2026	$0.10
March 9, 2026	June 12, 2026	June 26, 2026	$0.10
For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of December 31, 2025 and March 4, 2026, our aggregate outstanding borrowings under the JPM Credit Facility were $300,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $75,000. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Credit Facility
As of December 31, 2025 and March 4, 2026, our aggregate outstanding borrowings under the UBS Credit Facility were $100,000 and the aggregate unfunded principal amount in connection with the UBS Credit Facility was $25,000. For a detailed discussion of our UBS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

7.70% 2029 Notes
As of December 31, 2025 and March 4, 2026, we had $125,000 in aggregate principal amount of 7.70% 2029 Notes outstanding and there was no unfunded principal amount in connection with the 7.70% 2029 Notes. For a detailed discussion of our 7.70% 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.
7.41% 2027 Notes
As of December 31, 2025 and March 4, 2026, we had $47,500 in aggregate principal amount of 7.41% 2027 Notes outstanding and there was no unfunded principal amount in connection with the 7.41% 2027 Notes. For a detailed discussion of our 7.41% 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2022 Term Loan
As of December 31, 2025 and March 4, 2026, our outstanding borrowings under the 2022 Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 Term Loan. For a detailed discussion of our 2022 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2024 Term Loan
As of December 31, 2025 and March 4, 2026, our outstanding borrowings under the 2024 Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2024 Term Loan. For a detailed discussion of our 2024 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.

Series A Notes
As of December 31, 2025 and March 4, 2026, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

Floating Rate 2027 Notes
As of December 31, 2025 and March 4, 2026, we had $200,000 in aggregate principal amount of Floating Rate 2027 Notes outstanding and there was no unfunded principal amount in connection with the Floating Rate 2027 Notes. For a detailed discussion of our Floating Rate 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.

7.50% 2029 Notes

As of December 31, 2025 and March 4, 2026, we had $172,500 in aggregate principal amount of 7.50% 2029 Notes outstanding and there was no unfunded principal amount in connection with the 7.50% 2029 Notes. For a detailed discussion of our 7.50% 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.

2031 Notes
As of March 4, 2026, we had $135,000 in aggregate principal amount of 2031 Notes outstanding and there was no unfunded principal amount in connection with the 2031 Notes. For a detailed discussion of our 2031 Notes, refer to Note 16 to our consolidated financial statements included in this report.
Unfunded Commitments
As of December 31, 2025 and March 4, 2026, our unfunded commitments amounted to $47,779 and $49,174, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

Valuation of Portfolio Investments

The value of our assets is determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, at fair value, as determined in good faith by CIM, as our valuation designee, subject to the oversight of our board of directors pursuant to Rule 2a-5 of the 1940 Act. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available. In accordance with Rule 2a-5 of the 1940 Act, our board of directors has designated CIM as our valuation designee to determine in good faith the fair value of such portfolio securities in conjunction with the application of our valuation procedures. Our board of directors and the audit committee of our board of directors, which is comprised solely of our independent directors, oversees the activities, methodology and processes of the valuation designee.

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

On November 8, 2023, we entered into the 2027 Note Purchase Agreement with purchasers of the Floating Rate 2027 Notes (Tranche A) and on September 18, 2024, we entered into the AR Note Purchase Agreement with purchasers of the Floating Rate 2027 Notes (Tranche B). See Note 8 to our consolidated financial statements for a more detailed description of the Floating Rate 2027 Notes.

On September 30, 2024, we entered into the 2024 Term Loan with an Israeli institutional investor. See Note 8 to our consolidated financial statements for a more detailed description of the 2024 Term Loan.

On October 3, 2024, we issued and sold our 7.50% 2029 Notes under the Indenture pursuant to a U.S. public offering. See Note 8 to our consolidated financial statements for a more detailed description of the 7.50% 2029 Notes.

On February 13, 2025, Murray Hill Funding II entered into the UBS Credit Facility with UBS. See Note 8 to our consolidated financial statements for a more detailed description of the UBS Credit Facility.

On December 16, 2025, we entered into the December 2025 Note Purchase Agreement with purchasers of the 7.70% 2029 Notes and the 7.41% 2027 Notes. See Note 8 to our consolidated financial statements for a more detailed description of the 7.70% 2029 Notes and the 7.41% 2027 Notes.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2025, 73.5% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of December 31, 2025, under the terms of the JPM Credit Facility, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.55% per year, and we will pay an annual administration fee of 0.20% on JPM’s total financing commitment. Pursuant to the terms of the UBS Credit Facility, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.75% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The Floating Rate 2027 Notes (Tranche A) bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. The Floating Rate 2027 Notes (Tranche B) bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. Pursuant to the terms of the 2024 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.80% per year and subject to a 4.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Credit Facility, the UBS Credit Facility, the Series A Notes, the Floating Rate 2027 Notes, the 2022 Term Loan or the 2024 Term Loan in effect as of December 31, 2025:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(10,949)	(14.4)%
Down 200 basis points	(9,200)	(12.1)%
Down 100 basis points	(4,923)	(6.5)%
Down 50 basis points	(2,497)	(3.3)%
No change to current base rate (3.85% as of December 31, 2025)	—	—
Up 50 basis points	2,497	3.3%
Up 100 basis points	4,994	6.6%
Up 200 basis points	9,987	13.2%
Up 300 basis points	14,981	19.7%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 7.50% 2029 Notes, the 7.70% 2029 Notes, the 7.41% 2027 Notes and the 2031 Notes), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 8.2% of our investments paid fixed interest rates as of December 31, 2025. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the NAV of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments” and Note 2 to our consolidated financial statements included in this report.

Inflation and Market Volatility

Economic activity has generally remained consistent across sectors and regions. Nevertheless, due to geopolitical events, a rise in energy prices and strong consumer demand, inflation is showing signs of remaining high in the U.S. and globally. U.S. inflation rates have fluctuated in recent periods and remain close to the historic levels over the past several decades. Although the current outlook is uncertain, heightened inflation may persist in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Concerns over future increases in inflation as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified because of uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America and concerns over future increases in inflation or adverse investor sentiment generally. Persistent inflationary pressures, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions could affect our portfolio companies' respective profit margins.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CĪON Investment Corporation and its Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodians, brokers or the underlying investee. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments
Substantially all of the Company’s investments are recorded at fair value, which represents the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. As discussed in Note 2 to the financial statements, accounting principles generally accepted in the United States of America establish a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used by management in measuring the Company’s investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments valued using unobservable inputs are classified as Level 3 investments according to the fair value hierarchy discussed in Note 2 to the financial statements and may require significant management judgment or estimation, including the selection of valuation techniques and the inputs used in those valuation techniques, to estimate fair value. As discussed in Note 9 to the financial statements, the fair value of the Company’s investments classified as Level 3 investments was approximately $1.677 billion as of December 31, 2025.

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

•For a sample of investments, we evaluated both the reasonableness of the significant unobservable inputs and the reasonableness of any significant changes in significant unobservable inputs from prior periods, when applicable, by comparing the unobservable inputs to external sources, including, but not limited to:

–Historical operating results of the investee.
–Available market data for comparable companies.
–Subsequent events and transactions, where available.

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

•For a sample of investments, we utilized valuation specialists to perform the following procedures, among others:

–Evaluated the appropriateness of management’s valuation techniques by comparing them to those used by a market participant.
–Developed an independent range of certain unobservable inputs such as market yield, comparable financial performance multiples and discount rates, among others, and compared them to the assumptions used by management.
–Developed an independent estimate of the fair value and compared our estimate to management’s estimate.

•We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to transactions subsequent to the measurement date, considering changes in market or investment specific factors, among others, when applicable.

/s/ RSM US LLP

We have served as the Company’s auditor since 2019.

New York, New York
March 11, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on Internal Control Over Financial Reporting
We have audited CĪON Investment Corporation’s and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, as December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 11, 2026 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

New York, New York
March 11, 2026

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,238,358 and $1,489,777, respectively)	$1,158,985	$1,448,107
Non-controlled, affiliated investments (amortized cost of $360,895 and $274,642, respectively)	364,335	269,205
Controlled investments (amortized cost of $342,843 and $179,274, respectively)	289,670	171,376
Total investments, at fair value (amortized cost of $1,942,096 and $1,943,693, respectively)	1,812,990	1,888,688
Cash	8,159	7,670
Interest and fees receivable on investments	27,979	45,140
Receivable due on investments sold and repaid	3,699	2,965
Prepaid expenses and other assets	1,973	1,265
Total assets	$1,854,800	$1,945,728

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $14,263 and $18,156, respectively)	$1,125,580	$1,099,187
Payable for investments purchased	2,529	1,019
Accounts payable and accrued expenses	785	1,034
Interest payable	5,764	8,244
Accrued management fees	6,423	6,761
Accrued subordinated incentive fee on income	3,882	3,964
Accrued administrative services expense	2,182	2,006
Shareholder distribution payable	—	2,663
Share repurchases payable	27	40
Total liabilities	1,147,172	1,124,918

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 51,420,629
and 53,192,808 shares issued and 51,417,866 and 53,189,269 shares outstanding, respectively	51	53
Capital in excess of par value	1,004,496	1,021,684
Accumulated distributable losses	(296,919)	(200,927)
Total shareholders' equity	707,628	820,810
Total liabilities and shareholders' equity	$1,854,800	$1,945,728
Net asset value per share of common stock at end of year	$13.76	$15.43

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Investment income
Non-controlled, non-affiliated investments
Interest income	$123,768	$165,786	$184,013
Paid-in-kind interest income	29,782	31,397	22,317
Fee income	9,447	9,865	7,871
Dividend income	2,660	5,855	210
Non-controlled, affiliated investments
Interest income	8,550	6,426	7,068
Paid-in-kind interest income	13,627	11,692	8,372
Fee income	975	3,648	2,432
Dividend income	5,645	411	3,946
Controlled investments
Interest income	30,896	12,970	8,090
Paid-in-kind interest income	5,821	—	1,050
Fee income	9,650	4,382	1,391
Dividend income	—	—	4,250
Total investment income	240,821	252,432	251,010
Operating expenses
Management fees	26,076	27,321	26,856
Administrative services expense	5,180	4,783	3,971
Subordinated incentive fee on income	19,736	20,334	22,277
General and administrative	6,334	7,157	7,382
Interest expense	90,540	96,870	85,556
Total operating expenses	147,866	156,465	146,042
Net investment income before taxes	92,955	95,967	104,968
Income tax (benefit) expense, including excise tax	(85)	107	(54)
Net investment income after taxes	93,040	95,860	105,022
Realized and unrealized (losses) gains
Net realized losses on:
Non-controlled, non-affiliated investments	(39,569)	(24,367)	(31,927)
Non-controlled, affiliated investments	—	(3,946)	—
Net realized losses	(39,569)	(28,313)	(31,927)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(42,242)	(8,218)	15,658
Non-controlled, affiliated investments	10,757	5,059	(7,335)
Controlled investments	(42,617)	(30,486)	13,896
Net change in unrealized (depreciation) appreciation	(74,102)	(33,645)	22,219
Net realized and unrealized losses	(113,671)	(61,958)	(9,708)
Net (decrease) increase in net assets resulting from operations	$(20,631)	$33,902	$95,314
Per share information—basic and diluted
Net (decrease) increase in net assets per share resulting from operations	$(0.39)	$0.63	$1.74
Net investment income per share	$1.78	$1.79	$1.92
Weighted average shares of common stock outstanding	52,341,612	53,564,788	54,685,327
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2022	55,299,484	$55	$1,044,547	$(160,968)	$883,634
Repurchases of common stock	(1,114,848)	(1)	(11,517)	—	(11,518)
Net investment income	—	—	—	105,022	105,022
Net realized losses on investments	—	—	—	(31,927)	(31,927)
Net unrealized gains on investments	—	—	—	22,219	22,219
Distributions declared and payable ($1.61 per share)	—	—	—	(87,867)	(87,867)
Balance at December 31, 2023	54,184,636	54	1,033,030	(153,521)	879,563
Repurchases of common stock	(995,367)	(1)	(11,346)	—	(11,347)
Net investment income	—	—	—	95,860	95,860
Net realized losses on investments	—	—	—	(28,313)	(28,313)
Net unrealized losses on investments	—	—	—	(33,645)	(33,645)
Distributions declared and payable ($1.52 per share)	—	—	—	(81,308)	(81,308)
Balance at December 31, 2024	53,189,269	53	1,021,684	(200,927)	820,810
Repurchases of common stock	(1,771,403)	(2)	(17,188)	—	(17,190)
Net investment income	—	—	—	93,040	93,040
Net realized losses on investments	—	—	—	(39,569)	(39,569)
Net unrealized losses on investments	—	—	—	(74,102)	(74,102)
Distributions declared and payable ($1.44 per share)	—	—	—	(75,361)	(75,361)
Balance at December 31, 2025	51,417,866	$51	$1,004,496	$(296,919)	$707,628
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023

Operating activities:
Net (decrease) increase in net assets resulting from operations	$(20,631)	$33,902	$95,314
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(25,652)	(16,773)	(13,506)
Proceeds from principal repayment of investments	349,209	443,595	287,480
Purchase of investments	(263,997)	(464,054)	(350,203)
Paid-in-kind interest and dividends capitalized	(52,178)	(44,540)	(31,739)
(Increase) decrease in short term investments, net	(47,192)	44,628	(102,577)
Proceeds from sale of investments	18,517	42,868	12,771
Net realized loss on investments	39,569	28,313	31,927
Net change in unrealized depreciation (appreciation) on investments	74,102	33,645	(22,219)
Amortization of debt issuance costs	7,523	5,593	4,073
(Increase) decrease in interest receivable on investments	481	(10,516)	(16,372)
(Increase) decrease in dividends receivable on investments	—	—	1,275
(Increase) decrease in receivable due on investments sold and repaid	(734)	(1,998)	49
(Increase) decrease in prepaid expenses and other assets	(708)	83	(523)
Increase (decrease) in payable for investments purchased	1,510	(3,673)	4,692
Increase (decrease) in accounts payable and accrued expenses	(249)	(2)	24
Increase (decrease) in interest payable	(2,480)	(1,987)	2,411
Increase (decrease) in accrued management fees	(338)	(132)	(31)
Increase (decrease) in accrued administrative services expense	176	(150)	453
Increase (decrease) in subordinated incentive fee on income payable	(82)	(651)	(450)
Increase (decrease) in share repurchase payable	(13)	40	—
Net cash provided by (used in) operating activities	76,833	88,191	(97,151)
Financing activities:
Repurchase of common stock	(17,190)	(11,347)	(11,518)
Shareholders' distributions paid	(78,024)	(89,482)	(91,961)
Repayments under financing arrangements	(170,000)	(277,500)	(102,500)
Borrowings under financing arrangements	192,500	302,500	237,344
Debt issuance costs paid	(3,630)	(13,107)	(8,538)
Net cash (used in) provided by financing activities	(76,344)	(88,936)	22,827
Net increase (decrease) in cash	489	(745)	(74,324)
Cash, beginning of year	7,670	8,415	82,739
Cash, end of year	$8,159	$7,670	$8,415

Supplemental disclosure of cash flow information:
Cash paid for interest	$85,442	$93,312	$79,032
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$135,757	$92,673	$118,256
Equity investments received in settlement of fee income	$21,156	$—	$—
Cash interest receivable exchanged for additional securities	$16,676	$2,971	$4,661
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 193.7%
Adapt Laser Acquisition, Inc.(s)(v)	S+725, 1.00% SOFR Floor	12/31/2029	Capital Equipment	$10,148	$10,148	$10,148
Adapt Laser Acquisition, Inc.(s)(v)	S+725, 1.00% SOFR Floor	12/31/2029	Capital Equipment	1,440	1,440	1,440
Adapt Laser Acquisition, Inc.(s)	0.50% Unfunded	12/31/2029	Capital Equipment	560	—	—
Allen Media, LLC(v)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,590	8,570	7,699
American Clinical Solutions LLC(s)(t)(v)	S+700, 1.00% SOFR Floor	6/30/2026	Healthcare & Pharmaceuticals	27,871	28,066	23,133
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2026	Services: Business	13,999	13,972	13,999
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	2,500	(4)	—
Ancile Solutions, Inc.(m)(v)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,249	10,212	12,107
Anthem Sports & Entertainment Inc.(t)	10.00% Fixed	11/15/2027	Media: Diversified & Production	27,810	25,213	20,441
Anthem Sports & Entertainment Inc.(t)(v)	S+550, 1.00% SOFR Floor	11/15/2027	Media: Diversified & Production	12,955	12,955	12,505
Anthem Sports & Entertainment Inc.(q)(t)	1.00% Fixed	11/15/2027	Media: Diversified & Production	26,327	3,663	—
Appalachian Resource Company, LLC(t)(u)(x)	S+500, 1.00% SOFR Floor	12/31/2025	Metals & Mining	15,168	15,174	10,466
Appalachian Resource Company, LLC(t)(u)(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Metals & Mining	6,462	6,462	6,171
APS Acquisition Holdings, LLC(m)(v)	S+550, 1.00% SOFR Floor	7/11/2029	Construction & Building	14,517	14,517	14,517
APS Acquisition Holdings, LLC(m)(v)	S+550, 1.00% SOFR Floor	7/11/2029	Construction & Building	1,812	1,810	1,812
APS Acquisition Holdings, LLC	1.00% Unfunded	7/11/2026	Construction & Building	3,380	(4)	—
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	2,600	—	—
Atlas Supply LLC(x)(z)	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	2,709
Avison Young (USA) Inc.(t)(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	12,509	10,972	10,804
Avison Young (USA) Inc.(n)(v)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	7,983	7,884	7,553
Avison Young (USA) Inc.(m)(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	4,056	3,897	4,016
Avison Young (USA) Inc.(t)(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	1,056	1,056	1,038
Avison Young (USA) Inc.(t)(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	693	587	587
Avison Young (USA) Inc.(t)(v)	S+735, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	2,993	2,993	2,881
Avison Young (USA) Inc.(p)	0.00% Unfunded	1/31/2026	Banking, Finance, Insurance & Real Estate	440	—	(8)
BDS Solutions Intermediateco, LLC(m)(n)(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	19,486	19,391	19,486
BDS Solutions Intermediateco, LLC(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	3,333	3,271	3,333
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	476	(25)	—
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	17,277	17,275	16,472
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	1,666	1,643	1,669
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	472	472	473
Berlitz Holdings, Inc.(t)(u)	0.50% Unfunded	7/31/2026	Services: Business	2,977	—	4
Bradshaw International Parent Corp.(n)(u)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,630	12,510	12,503
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(7)	(18)
Cabi, LLC(m)(u)	S+600, 2.00% SOFR Floor	2/28/2027	Retail	12,866	12,813	12,770
Carestream Health, Inc.(r)(v)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	12,913	11,408	12,913
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Celerity Acquisition Holdings, LLC(m)(t)(v)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	15,950	15,944	15,950
Cennox, Inc.(m)(n)(t)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	38,332	38,086	37,852
Cennox, Inc.(t)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	2,989	2,989	2,951
Cennox, Inc.(p)	0.00% Unfunded	5/4/2029	Services: Business	30	—	—
Cennox, Inc.(t)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	1,970	1,970	1,945
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(m)(n)(v)	S+800, 1.00% SOFR Floor	6/17/2027	Construction & Building	24,835	24,840	24,959
Core Health & Fitness, LLC(m)(u)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,700	19,474	20,094
CrossLink Professional Tax Solutions, LLC (m)(v)	S+525, 1.00% SOFR Floor	6/30/2028	High Tech Industries	14,775	14,639	14,775
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	982	(22)	—
CrossLink Professional Tax Solutions, LLC(v)	S+525, 1.00% SOFR Floor	6/30/2028	High Tech Industries	1,227	1,230	1,227
David's Bridal, LLC(s)(u)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	92,881	92,881	82,548
David's Bridal, LLC(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	16,747	16,747	16,622
David's Bridal, LLC(g)(s)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	10,000	9,604	9,792
David's Bridal, LLC(s)(u)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	11,000	11,000	9,694
David's Bridal, LLC(s)(y)	0.00%	12/21/2027	Retail	1,795	1,773	1,596
David's Bridal, LLC(s)(y)	0.00%	12/21/2027	Retail	1,315	1,298	1,169
David's Bridal, LLC(p)(s)	0.00% Unfunded	12/31/2026	Retail	4,000	—	(475)
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,074	8,986	9,074
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,131	4,090	4,131
Dermcare Management, LLC (u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,343	1,343	1,343
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(v)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,719	2,697	2,246
Entertainment Studios P&A LLC(v)	S+900, 1.00% SOFR Floor	9/30/2030	Media: Diversified & Production	34,472	34,473	34,472
Entertainment Studios P&A LLC(j)(aa)	5.00%	5/18/2037	Media: Diversified & Production	—	—	198
ESP Associates, Inc.(m)(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,511	8,414	8,510
ESP Associates, Inc.(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	197	171	197
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,118	—	—
FuseFX, LLC(m)(t)(v)	S+600, 1.00% SOFR Floor	9/30/2027	Media: Diversified & Production	21,451	21,451	20,954
Future Pak, LLC(m)(n)(u)	S+650, 2.00% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	23,750	23,750	23,750
Gold Medal Holdings, Inc.(m)(n)(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	27,065	26,957	27,065
Gold Medal Holdings, Inc.(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	863	863	863
Gold Medal Holdings, Inc.	1.00% Unfunded	3/17/2027	Environmental Industries	1,632	(11)	—
Heritage Power, LLC(v)	S+550, 1.00% SOFR Floor	7/20/2028	Energy: Oil & Gas	1,192	1,192	1,180
Hilliard, Martinez & Gonzales, LLP(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	27,219	27,214	26,811
Hollander Intermediate LLC(r)(u)	S+300, 3.00% SOFR Floor	9/19/2027	Consumer Goods: Durable	18,800	18,490	14,651
Homer City Generation, L.P.(t)	15.00%	4/16/2028	Energy: Oil & Gas	18,331	18,415	17,598
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Homer City Generation, L.P.(t)	17.00%	4/16/2028	Energy: Oil & Gas	15,502	15,501	15,657
HW Acquisition, LLC(q)(r)(t)(v)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	5,696	5,688	3,033
HW Acquisition, LLC(r)(t)	Prime+500	9/28/2026	Capital Equipment	5,402	5,400	2,877
ICA Foam Holdings, LLC(m)(v)	S+600, 1.00% SOFR Floor	12/5/2026	Containers, Packaging & Glass	18,676	18,676	18,652
Inotiv, Inc.(t)(v)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	20,466	20,075	17,652
Instant Web, LLC(r)(t)(u)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	57,142	57,142	35,642
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	2,559	2,559	2,460
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,699	1,699	1,634
Instant Web, LLC(r)(u)	S+375, 4.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	622	622	632
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	973	—	(38)
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,731	—	(67)
Invincible Boat Company LLC(m)(t)(u)	S+800, 1.50% SOFR Floor	3/31/2028	Consumer Goods: Durable	13,473	13,443	12,160
Invincible Boat Company LLC(t)(u)	S+750, 1.50% SOFR Floor	3/31/2028	Consumer Goods: Durable	1,117	1,117	1,008
Invincible Boat Company LLC	0.50% Unfunded	8/31/2027	Consumer Goods: Durable	80	—	(8)
INW Manufacturing, LLC(m)(n)(v)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	17,640	17,398	17,464
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	6,810	6,779	6,810
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	1,857	1,849	1,857
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	816	(3)	—
Isagenix International, LLC(r)(t)(v)	S+750, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	10,279	10,279	4,857
JP Intermediate B, LLC(m)(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	27,159	27,159	23,561
JP Intermediate B, LLC(m)(s)(v)	S+700, 1.00% SOFR Floor	9/30/2030	Beverage, Food & Tobacco	6,889	6,889	6,889
JP Intermediate B, LLC(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	1,649	130	1,410
K&N Parent, Inc.(t)(u)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	6,020	6,020	5,524
K&N Parent, Inc.(m)(u)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,146	4,074	4,218
Klein Hersh, LLC(i)(u)	S+850, 0.50% SOFR Floor	4/27/2028	Services: Business	23,048	21,121	20,887
LAV Gear Holdings, Inc.(m)(r)(t)(u)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	16,274	16,274	13,894
LAV Gear Holdings, Inc.(n)(r)(t)(u)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	5,187	4,984	5,135
LAV Gear Holdings, Inc.(r)	0.50% Unfunded	7/31/2029	Services: Business	726	(73)	(7)
Lift Brands, Inc.(m)(n)(r)(u)	S+750, 1.00% SOFR Floor	9/30/2026	Services: Consumer	21,388	21,388	21,682
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	7,321	7,292	7,212
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	8,245	8,135	8,006
Lux Credit Consultants LLC(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	18,508	18,508	14,436
Lux Credit Consultants LLC(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	1,936	1,936	1,510
Lux Credit Consultants LLC(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	883	883	689
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
MacNeill Pride Group Corp.(m)(v)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	16,162	16,174	16,162
MacNeill Pride Group Corp.(n)(v)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	5,961	5,956	5,961
Metrc Inc.(m)(v)	S+550, 1.00% SOFR Floor	9/30/2031	High Tech Industries	13,466	13,203	13,466
Metrc Inc.	0.50% Unfunded	9/30/2027	High Tech Industries	2,250	(43)	—
Metrc Inc.	0.50% Unfunded	9/30/2031	High Tech Industries	2,250	(45)	—
Newbury Franklin Industrials LLC(m)(w)	S+700, 2.00% SOFR Floor	12/11/2029	Capital Equipment	7,946	7,846	7,867
Newbury Franklin Industrials LLC(w)	S+700, 1.00% SOFR Floor	12/11/2029	Capital Equipment	906	906	897
Newbury Franklin Industrials LLC	1.00% Unfunded	12/11/2029	Capital Equipment	1,066	(11)	(11)
NewsCycle Solutions, Inc.(q)(v)	S+100, 1.00% SOFR Floor	9/30/2026	Media: Advertising, Printing & Publishing	14,161	11,663	7,381
OpCo Borrower, LLC(m)(n)(v)	S+625, 1.00% SOFR Floor	4/26/2029	Healthcare & Pharmaceuticals	27,091	27,001	27,091
Optio Rx, LLC(r)(t)(u)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	14,880	14,880	14,880
Optio Rx, LLC(r)(t)(u)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	709	709	709
Optio Rx, LLC(r)	0.50% Unfunded	3/21/2030	Healthcare & Pharmaceuticals	658	—	—
Playboy Enterprises, Inc.(h)(u)	S+625, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	14,862	14,763	14,862
PRA Acquisition, LLC(m)(v)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	17,461	17,461	17,461
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	11,978	11,978	10,885
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	1,145	1,136	1,041
RA Outdoors, LLC(p)(r)	0.00% Unfunded	6/30/2027	Media: Diversified & Production	1,083	—	(99)
Riddell, Inc. / All American Sports Corp.(m)(n)(u)	S+600, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	15,229	15,026	15,114
Robert C. Hilliard, L.L.P.(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	2,548	2,553	2,509
RumbleOn, Inc.(m)(t)(v)	S+775, 1.00% SOFR Floor	9/30/2027	Automotive	7,948	7,850	7,899
RumbleOn, Inc.(m)(t)(v)	S+775, 1.00% SOFR Floor	9/30/2027	Automotive	2,399	2,396	2,384
SHF Holdings, Inc.(m)(n)(v)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	18,078	18,078	18,078
SHF Holdings, Inc.	0.50% Unfunded	1/22/2030	Beverage, Food & Tobacco	1,739	—	—
Sleep Opco, LLC(m)(n)(v)	S+650, 1.00% SOFR Floor	11/7/2030	Retail	17,940	17,940	17,940
Sleep Opco, LLC	0.50% Unfunded	11/7/2030	Retail	2,060	—	—
Spin Holdco Inc.(n)(v)	S+400, 0.75% SOFR Floor	3/4/2028	Services: Business	11,870	10,512	9,778
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	19,965	19,944	8,136
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,774	1,774	723
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,141	1,058	465
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,083	1,083	441
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	904	838	368
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	825	826	825
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	125	125	153
Spinal USA, Inc. / Precision Medical Inc.(p)	0.00% Unfunded	5/29/2026	Healthcare & Pharmaceuticals	125	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
STATinMED, LLC(q)(r)(t)(u)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	20,612	11,709	4,200
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	1,004	1,004	733
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	498	498	2,090
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	224	224	199
Stengel Hill Architecture, LLC(m)(v)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	12,529	12,530	12,529
Stengel Hill Architecture, LLC(m)(v)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,511	1,511	1,511
Stengel Hill Architecture, LLC(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	825	825	825
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	1,425	—	—
Straine Dental Management, LLC(m)(u)	S+742, 2.00% SOFR Floor	11/25/2030	Healthcare & Pharmaceuticals	11,759	11,643	11,641
Straine Dental Management, LLC	0.25% Unfunded	5/25/2027	Healthcare & Pharmaceuticals	3,741	(18)	(37)
Tactical Air Support, Inc.(m)(v)	S+750, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	11,250	11,250	11,250
Tactical Air Support, Inc.(m)(v)	S+750, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,950	1,950	1,950
Tactical Air Support, Inc.(m)(v)	S+750, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,875	1,840	1,875
Tactical Air Support, Inc.	0.75% Unfunded	12/22/2028	Aerospace & Defense	2,000	—	—
The Men's Wearhouse, LLC(n)(v)	S+575, 0.00% SOFR Floor	2/26/2029	Retail	1,276	1,271	1,282
Thrill Holdings LLC(m)(v)	S+600, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	18,217	18,217	14,995
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	(285)
TMK Hawk Parent, Corp.(t)(u)	S+525, 1.00% SOFR Floor	6/30/2029	Services: Business	7,505	7,505	7,401
TMK Hawk Parent, Corp.(p)	0.00% Unfunded	10/28/2026	Services: Business	780	—	—
Trademark Global, LLC(q)(r)(t)(v)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	20,625	19,393	9,848
Trammell, P.C.(t)(u)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	17,714	17,714	17,714
Williams Industrial Services Group, Inc.(q)(t)(v)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,525	1,426	702
Williams Industrial Services Group, Inc.(q)(t)(v)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	149
Wok Holdings Inc.(m)(n)(v)	S+625, 0.00% SOFR Floor	9/3/2029	Beverage, Food & Tobacco	24,322	23,758	23,076
WorkGenius, Inc.(m)(n)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	20,805	20,805	20,805
WorkGenius, Inc.(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	745	750
WorkGenius, Inc.(m)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	7,430	7,430	7,430
Xenon Arc, Inc.(m)(v)	S+575, 0.75% SOFR Floor	12/20/2028	High Tech Industries	3,796	3,778	3,796
Total Senior Secured First Lien Debt					1,494,155	1,370,525
Senior Secured Second Lien Debt - 0.0%
RA Outdoors, LLC(q)(r)(t)(v)	S+900, 1.00% SOFR Floor	12/31/2027	Media: Diversified & Production	2,295	2,218	—
Total Senior Secured Second Lien Debt					2,218	—
Collateralized Securities and Structured Products - Equity - 0.7%
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(h)(aa)	5.98% Estimated Yield	4/28/2039	Diversified Financials	5,000	4,969	5,028
Total Collateralized Securities and Structured Products - Equity					4,969	5,028
Unsecured Debt - 0.9%
Klein Hersh, LLC(m)(p)	0.00%	4/27/2032	Services: Business	4,368	988	153
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/26/2028	Hotel, Gaming & Leisure	25,308	22,860	4,840
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,715	1,715	1,646
Total Unsecured Debt					25,563	6,639
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 44.5%
ACS Holdings LLC, Class A-1 Membership Units(p)(s)		Healthcare & Pharmaceuticals	38,415,901 Units	—	—
ALA Holdco LLC, Class A Units(p)(s)		Capital Equipment	9,000 Units	5,432	5,348
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(p)(r)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(aa)		Energy: Oil & Gas	511,255 Units	1,642	2,173
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)		Banking, Finance, Insurance & Real Estate	8,800,606 Units	11,021	7,833
Avison Young (Canada) Inc., Class F Common Shares(p)		Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	—
Carestream Health Holdings, Inc., Common Stock(p)(r)		Healthcare & Pharmaceuticals	617,927 Units	21,762	18,081
CF Arch Holdings LLC, Class A Units(p)		Services: Business	380,952 Units	381	705
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)		Diversified Financials	22,072,841 Units	22,073	13,679
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(p)(s)		Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units(p)		Construction & Building	849,201 Units	237	626
David's Bridal Holdings, LLC, Preferred Units(p)(s)		Retail	1,000 Units	10,820	9,500
David's Bridal Holdings, LLC, Class A Common Units(p)(s)		Retail	876,920 Units	23,130	9,510
David's Bridal Holdings, LLC, Class B Common Units(p)(s)		Retail	441,441 Units	6,978	4,787
EBSC Holdings LLC, Preferred Units (10% Return)		Consumer Goods: Durable	2,000 Units	2,349	2,454
FWS Parent Holdings, LLC, Class A Membership Interests(p)		Services: Business	35,242 Units	800	614
Heritage Litigation Trust, Restricted Stock(p)		Energy: Oil & Gas	238,375 Units	100	131
Instant Web Holdings, LLC, Class A Common Units(p)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)		Retail	8,888,354 Units	10,740	10,755
Isagenix Worldwide, Inc., Common Shares(p)(r)		Beverage, Food & Tobacco	787,149 Units	8,988	—
JuicePlus Topco, LLC, Membership Units(p)(s)		Beverage, Food & Tobacco	271,637 Units	31,238	23,282
K&N Holdco, LLC, Membership Units(p)		Consumer Goods: Durable	743,846 Units	8,927	1,488
Language Education Holdings GP LLC, Common Units(p)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)		Services: Business	366,667 Units	825	381
LB NewHoldco LLC, Voting Units(p)		Hotel, Gaming & Leisure	123,568 Units	4,200	432
Live Comfortably Inc., Common Stock(p)(r)		Consumer Goods: Durable	8,654 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(r)(aa)		Energy: Oil & Gas	1,495,714 Units	12,917	105,657
Mount Logan Capital Inc., Common Stock(f)(h)(aa)		Banking, Finance, Insurance & Real Estate	254,756 Units	3,534	2,102
New Giving Acquisition, Inc., Warrants(p)(aa)		Healthcare & Pharmaceuticals	4,630 Units	633	2,167
New HW Holdings Corp., Preferred Stock(p)(r)		Capital Equipment	14 Units	9,899	—
New HW Holdings Corp., Common Stock(p)(r)		Capital Equipment	119 Units	—	—
NS NWN Acquisition, LLC, Class A Preferred Units(aa)		High Tech Industries	111 Units	—	521
NS NWN Holdco LLC, Non-Voting Units(aa)		High Tech Industries	522 Units	—	158
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	1,508
Online Pharmacy Holdings, LLC, Series A Preferred Equity (5% Return)(r)		Healthcare & Pharmaceuticals	3,762,159 Units	3,231	3,913
Online Pharmacy Holdings, LLC, Series D-1 Common Equity(p)(r)		Healthcare & Pharmaceuticals	1,235 Units	—	—
Palmetto Clean Technology, Inc., Warrants(p)		High Tech Industries	724,112 Units	472	9,906
PLBY Group, Inc., Common Stock(f)(h)(p)		Consumer Goods: Non-Durable	2,216,105 Units	5,511	4,166
RumbleOn, Inc., Warrants(p)	8/14/2028	Automotive	60,606 Units	502	227
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,327	1,712
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	2,382
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	5,047
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	2,046
Sopris Topco, LLC, Common Units(p)(r)		Media: Diversified & Production	105 Units	—	—
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	10,414,785 Units	11,973	11,971
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	167,952 Units	19,985	20,289
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
TG Parent NewCo LLC, Common Units(o)(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	5,470
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	94
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	11,986
White Tiger NewCo, LLC, Class A Units(p)(r)		Services: Business	76,140 Units	12,664	7,574
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	365
WorkGenius, LLC, Class A Units(p)		Services: Business	5,123 Units	6,833	3,741
Yak Holding II, LLC, Series A Common Units(aa)		Construction & Building	127,419 Units	—	7
Total Equity				299,181	314,788
Short Term Investments - 16.4%(k)
First American Treasury Obligations Fund, Class Z Shares	3.64%(l)			116,010	116,010
Total Short Term Investments				116,010	116,010
TOTAL INVESTMENTS - 256.2%				$1,942,096	1,812,990
LIABILITIES IN EXCESS OF OTHER ASSETS - (156.2)%					(1,105,362)
NET ASSETS - 100.0%					$707,628
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, for each loan listed may not be the applicable SOFR rate as of December 31, 2025, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to December 31, 2025.
c.Fair value determined in good faith by CIM, as the Company’s valuation designee, subject to the oversight of the Company’s board of directors (see Note 9 and Note 2), using significant unobservable inputs unless otherwise noted.
d.Represents amortized cost for debt securities and cost for equity investments.
e.Denominated in U.S. dollars unless otherwise noted.
f.Fair value determined using level 1 inputs.
g.The Company has entered into an agreement with the other lenders to purchase another $20,000 of the funded term loan on January 31, 2027 if certain conditions are satisfied.
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2025, 95.9% of the Company’s total assets represented qualifying assets.
i.Due to an annual cap in interest in the loan agreement, the all-in-rate on this loan as of December 31, 2025 was 4.61%.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of December 31, 2025.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of December 31, 2025 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with UBS AG, or UBS, as of December 31, 2025 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of December 31, 2025.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2024 and 2025, along with transactions during the year ended December 31, 2025 in these affiliated investments, were as follows:

		Year Ended December 31, 2025				Year Ended December 31, 2025
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
American Clinical Solutions LLC
First Lien Term Loan	$11,075	$—	$(11,075)	$—	$—	$—	$436	$—	$—
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	11,172	1,394	(353)	700	12,913	—	1,699	—	—
Carestream Health Holdings Inc.
Common Shares	20,108	—	—	(2,027)	18,081	—	—	—	—
GSC Technologies Inc.
Common Shares	32	—	—	(32)	—	—	—	—	—
Hollander Intermediate LLC
First Lien Term Loan	—	17,119	—	(2,468)	14,651	—	1,389	—	—
HW Acquisition, LLC
Revolving Loan	3,140	2,037	—	(2,300)	2,877	—	589	—	—
First Lien Term Loan	4,794	573	—	(2,334)	3,033	—	577	—	—
Instant Web, LLC
Revolving Loan	2,430	14,017	(13,950)	(75)	2,422	—	283	—	—
Priming Term Loan	573	61	—	(2)	632	—	67	—	—
First Lien Term Loan	36,557	6,191	—	(7,106)	35,642	—	6,192	—	—
First Lien Delayed Draw Term Loan	1,458	185	—	(76)	1,567	—	183	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	11,644	—	—	(889)	10,755	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	9,229	886	—	(5,258)	4,857	—	1,146	—	—
Isagenix Worldwide, Inc.
Common Shares	6,322	—	—	(6,322)	—	—	—	—	—
LAV Gear Holdings, Inc.
First Lien Term Loan	—	16,314	(40)	(2,380)	13,894	—	697	—	—
First Lien Term Loan	—	4,971	(8)	172	5,135	—	213	—	88
Revolving Loan	—	(72)	—	65	(7)	—	2	—	—
Lift Brands, Inc.
Term Loan A	22,814	—	(1,426)	294	21,682	—	2,649	—	629
Term Loan B	6,577	648	—	(13)	7,212	—	648	—	138
Term Loan C	7,386	755	(142)	7	8,006	—	758	—	120
Live Comfortably Inc.
Common Stock	—	—	—	—	—	—	—	—	—
Longview Intermediate Holdings C, LLC
Membership Units	52,166	—	—	53,491	105,657	—	—	4,298	—
New HW Holdings Corp.
Preferred Stock	3,141	—	—	(3,141)	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
Online Pharmacy Holdings, LLC
Series A Preferred Equity	—	3,231	—	682	3,913	—	—	146	—
Series D Preferred Equity	—	—	—	—	—	—	—	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

		Year Ended December 31, 2025				Year Ended December 31, 2025
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Optio Rx, LLC
First Lien Term Loan	—	14,880	—	—	14,880	—	1,623	—	—
Revolving Loan	—	709	—	—	709	—	77	—	—
RA Outdoors, LLC
Revolving Loan	—	1,084	—	(43)	1,041	—	40	—	—
First Lien Term Loan	—	11,251	—	(366)	10,885	—	332	—	—
Delayed Draw Term Loan	—	(68)	—	(31)	(99)	—	—	—	—
Second Lien Term Loan	—	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	5,028	—	—	19	5,047	—	—	—	—
Warrants	2,038	—	—	8	2,046	—	—	—	—
Sopris Topco, LLC
Common Units	—	—	—	—	—	—	—	—	—
SRA Holdings, LLC
Unsecured Debt	4,103	—	(4,103)	—	—	—	97	—	—
SRA Parent, LLC
Preferred Equity	9,533	2,449	—	(11)	11,971	—	—	1,201	—
Common Equity	17,277	2,395	—	617	20,289	—	—	—	—
STATinMED, LLC
First Lien Term Loan	4,592	—	—	(392)	4,200	—	—	—	—
Senior Term Loan	942	—	—	(209)	733	—	774	—	—
Senior Superpriority Term Loan	243	—	—	(44)	199	—	54	—	—
Senior Superpriority Term Note	—	498	—	1,592	2,090	—	359	—	—
STATinMed Parent, LLC
Class A Preferred Units	—	—	—	—	—	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
TG Parent NewCo LLC
Common Equity	—	—	—	—	—	—	—	—	—
Trademark Global, LLC
First Lien Term Loan	14,831	1,298	—	(6,281)	9,848	—	1,293	—	—
White Tiger NewCo, LLC
Common Equity	—	12,664	—	(5,090)	7,574	—	—	—	—
Totals	$269,205	$115,470	$(31,097)	$10,757	$364,335	$—	$22,177	$5,645	$975
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2024 and 2025, along with transactions during the year ended December 31, 2025 in these controlled investments, were as follows:

		Year Ended December 31, 2025				Year Ended December 31, 2025
Controlled Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Adapt Laser Acquisition, Inc.
Revolving Loan	$—	$1,440	$—	$—	$1,440	$—	$14	$—	$—
First Lien Term Loan	—	10,148	—	—	10,148	—	151	—	290
ALA Holdco LLC
Class A Units	—	5,432	—	(84)	5,348	—	—	—	—
American Clinical Solutions LLC
First Lien Term Loan	—	25,408	—	(2,275)	23,133	—	2,019	—	50
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
CION/EagleTree Partners, LLC
Senior Secured Note	36,037	—	—	—	36,037	—	5,045	—	—
Participating Preferred Shares	18,103	—	—	(4,424)	13,679	—	—	—	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Secured Loan Receivable	—	3,180	(1,407)	(177)	1,596	—	46	—	—
Secured Loan Receivable	—	2,346	(1,047)	(130)	1,169	—	19	—	—
Incremental First Lien Term Loan	9,910	8,000	(1,417)	129	16,622	—	1,441	—	273
Fourteenth Amendment Term Loan	—	9,603	—	189	9,792	—	705	—	377
Exit First Lien Term Loan	73,181	15,831	—	(6,464)	82,548	—	11,097	—	—
Incremental First Lien Term Loan	—	11,000	—	(1,781)	9,219	—	51	—	—
David's Bridal Holdings, LLC
Preferred Units	9,575	—	—	(75)	9,500	—	—	—	—
Class A Common Units	24,570	—	—	(15,060)	9,510	—	—	—	—
Class B Common Units	—	6,978	—	(2,191)	4,787	—	—	—	—
JP Intermediate B, LLC
First Lien Term Loan	—	—	—	—	—	—	15,280	—	—
First Out New Money Term Loan	—	6,906	(17)	—	6,889	—	160	—	—
Second Out Term Loan	—	27,159	—	(3,598)	23,561	—	666	—	—
Third Out Term Loan	—	130	—	1,280	1,410	—	23	—	—
Common Shares	—	31,238	—	(7,956)	23,282	—	—	—	8,660
Totals	$171,376	$164,799	$(3,888)	$(42,617)	$289,670	$—	$36,717	$—	$9,650
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
t.As of December 31, 2025, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	3.82%	10.82%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	9.43%	9.43%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	10.00%	10.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	1.00%	1.00%
Appalachian Resource Company, LLC	Senior Secured First Lien Debt	—	13.82%	13.82%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	7.35%	3.85%	11.20%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	—	12.35%	12.35%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	5.49%	6.50%	11.99%
Berlitz Holdings, Inc.	Senior Secured First Lien Debt	7.99%	5.00%	12.99%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	10.00%	2.64%	12.64%
Cennox, Inc.	Senior Secured First Lien Debt	10.27%	0.25%	10.52%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
FuseFX, LLC	Senior Secured First Lien Debt	5.10%	5.00%	10.10%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	15.99%	15.99%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	9.99%	9.99%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	11.75%	11.75%
Inotiv, Inc.	Senior Secured First Lien Debt	10.50%	0.25%	10.75%
Instant Web, LLC	Senior Secured First Lien Debt	—	10.83%	10.83%
Invincible Boat Company LLC	Senior Secured First Lien Debt	8.00%	3.37%	11.37%
Isagenix International, LLC	Senior Secured First Lien Debt	2.50%	8.99%	11.49%
K&N Parent, Inc.	Senior Secured First Lien Debt	7.08%	5.00%	12.08%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	6.21%	3.44%	9.65%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Lux Credit Consultants LLC	Senior Secured First Lien Debt	—	10.92%	10.92%
Optio Rx, LLC	Senior Secured First Lien Debt	—	13.73%	13.73%
RA Outdoors, LLC	Senior Secured First Lien Debt	—	10.89%	10.89%
RA Outdoors, LLC	Senior Secured Second Lien Debt	—	13.14%	13.14%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	15.99%	15.99%
RumbleOn, Inc.	Senior Secured First Lien Debt	10.85%	1.00%	11.85%
STATinMED, LLC	Senior Secured First Lien Debt	—	13.46%	13.46%
TMK Hawk Parent, Corp.	Senior Secured First Lien Debt	5.72%	3.25%	8.97%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	—	12.43%	12.43%
Trammell, P.C.	Senior Secured First Lien Debt	—	19.33%	19.33%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
u.The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
v.The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
w.The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
x.While the maturity date of this loan has passed, the Company expects all interest and principal to be collected.
y.Investment is accounted for as senior secured debt collateralized by certain accounts receivable of the portfolio company.
z.No interest is being recognized on this security after the maturity date.
aa.Other income producing investment. Other income producing investments include equity securities that have paid dividends within the trailing twelve months, securities with returns based on contractual waterfall structures, and investments structured to generate returns primarily through exit-based MOICs.
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(w)	S+600, 2.00% SOFR Floor	2/28/2027	Retail	14,366	14,256	14,007
Carestream Health, Inc.(n)(r)(x)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	11,172	10,367	11,172
Celerity Acquisition Holdings, LLC(m)(t)(x)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	16,746	16,732	16,746
Cennox, Inc.(m)(n)(y)	S+550, 1.00% SOFR Floor	5/4/2029	Services: Business	38,388	38,090	38,388
Cennox, Inc.(y)	S+550, 1.00% SOFR Floor	5/4/2029	Services: Business	653	653	653
Cennox, Inc.	0.50% Unfunded	5/4/2029	Services: Business	2,334	—	—
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(m)(t)(x)	S+975, 1.00% SOFR Floor	6/17/2027	Construction & Building	12,082	12,083	12,082
Core Health & Fitness, LLC(m)(w)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,900	19,624	19,801
CrossLink Professional Tax Solutions, LLC(m)(w)	S+550, 1.00% SOFR Floor	6/30/2028	High Tech Industries	17,747	17,529	17,525
CrossLink Professional Tax Solutions, LLC(w)	S+550, 1.00% SOFR Floor	6/30/2028	High Tech Industries	368	341	363
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	1,840	—	(23)
David's Bridal, LLC(m)(s)(x)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	77,050	77,050	73,181
David's Bridal, LLC(s)(x)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	10,164	10,164	9,910
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,168	9,047	9,168
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,167	4,110	4,167
Dermcare Management, LLC(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,018	1,018	1,018
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	326	—	—
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(w)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,794	2,761	2,301
Entertainment Studios P&A LLC(x)	S+800, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	28,783	28,722	28,783
Entertainment Studios P&A LLC(j)(aa)	5.00%	5/18/2037	Media: Diversified & Production	—	—	81
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Sleep Opco, LLC(m)(n)(x)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	13,495	13,383	13,495
Sleep Opco, LLC(m)(x)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	393	393	397
Sleep Opco, LLC(m)(x)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	1,408	1,380	1,408
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(13)	—
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	17,965	17,948	9,791
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	1,596	1,596	822
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	1,026	972	529
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	975	975	502
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	813	770	443
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	743	743	750
Spin Holdco Inc.(n)(x)	S+400, 0.75% SOFR Floor	3/4/2028	Services: Business	9,974	8,603	8,445
STATinMED, LLC(q)(r)(t)(w)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	12,410	11,710	4,592
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	1,004	1,004	942
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	224	224	243
Stengel Hill Architecture, LLC(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	14,888	14,888	14,887
Stengel Hill Architecture, LLC(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,526	1,530	1,526
Stengel Hill Architecture, LLC(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	525	525	525
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	1,725	—	—
Tactical Air Support, Inc.(m)(w)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	11,850	11,850	11,850
Tactical Air Support, Inc.(w)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,975	1,928	1,975
The Men's Wearhouse, LLC(n)(x)	S+650, 0.00% SOFR Floor	2/26/2029	Retail	1,905	1,896	1,906
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	28
Thrill Holdings LLC(m)(x)	S+600, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	19,081	19,081	19,112
TMK Hawk Parent, Corp.(t)(w)	S+525, 1.00% SOFR Floor	6/30/2029	Services: Business	7,280	7,280	7,043
TMK Hawk Parent, Corp.(p)(t)	0.00% Unfunded	12/31/2028	Services: Business	780	—	—
Trademark Global, LLC(r)(t)(x)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	18,139	18,095	14,831
Trammell, P.C.(t)(w)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	15,777	15,777	15,777
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,525	1,426	641
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	137
Wok Holdings Inc.(n)(w)	S+625, 0.00% SOFR Floor	3/1/2026	Beverage, Food & Tobacco	24,583	24,283	23,775
WorkGenius, Inc.(m)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	14,651	14,651	14,651
WorkGenius, Inc.(m)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	7,465	7,465	7,465
WorkGenius, Inc.	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	742	750
Xenon Arc, Inc.(m)(x)	S+525, 0.75% SOFR Floor	12/20/2028	High Tech Industries	3,836	3,810	3,836
Total Senior Secured First Lien Debt					1,610,540	1,563,256
Senior Secured Second Lien Debt - 0.3%
RA Outdoors, LLC(m)(t)(x)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	2,004	2,004	1,293
Securus Technologies Holdings, Inc.(q)(t)(x)	S+931, 1.00% SOFR Floor	11/1/2025	Telecommunications	3,302	3,183	1,387
Total Senior Secured Second Lien Debt					5,187	2,680

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Collateralized Securities and Structured Products - Equity - 0.3%
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)(aa)	19.30% Estimated Yield	10/15/2030	Diversified Financials	4,000	978	693
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(g)(h)(aa)	11.84% Estimated Yield	4/28/2039	Diversified Financials	2,000	2,002	1,989
Total Collateralized Securities and Structured Products - Equity					2,980	2,682
Unsecured Debt - 1.4%
Klein Hersh, LLC(m)(p)	0.00%	4/27/2032	Services: Business	4,368	988	1,081
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,308	22,860	5,315
SRA Holdings, LLC(r)(x)	S+600, 0.00% SOFR Floor	3/24/2025	Banking, Finance, Insurance & Real Estate	4,103	4,103	4,103
TMK Hawk Parent, Corp.	11.00%	12/15/2031	Services: Business	1,536	1,536	1,315
Total Unsecured Debt					29,487	11,814
Equity - 29.2%
ACS Holdings LLC, Class A-1 Membership Units(p)(r)			Healthcare & Pharmaceuticals	25,115,901 Units	—	—
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(p)(r)			Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(p)			Energy: Oil & Gas	511,255 Units	1,642	652
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)			Banking, Finance, Insurance & Real Estate	8,800,606 Units	9,734	7,965
Avison Young (Canada) Inc., Class F Common Shares(p)			Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	4,713
Carestream Health Holdings, Inc., Common Stock(p)			Healthcare & Pharmaceuticals	614,368 Units	21,759	20,108
CF Arch Holdings LLC, Class A Units(p)			Services: Business	380,952 Units	381	689
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)			Diversified Financials	22,072,841 Units	22,073	18,103
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)			Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units(p)			Construction & Building	849,201 Units	237	323
David's Bridal Holdings, LLC, Common Units(p)(s)			Retail	900,000 Units	23,130	24,570
David's Bridal Holdings, LLC, Preferred Units(p)(s)			Retail	1,000 Units	10,820	9,575
EBSC Holdings LLC, Preferred Units (10% Return)			Consumer Goods: Durable	2,000 Units	2,129	2,460
FWS Parent Holdings, LLC. Class A Membership Interests(p)			Services: Business	35,242 Units	800	596
GSC Technologies Inc., Common Shares(p)(r)			Chemicals, Plastics & Rubber	807,268 Units	—	32
Heritage Litigation Trust, Restricted Stock(p)			Energy: Oil & Gas	238,375 Units	100	117
Instant Web Holdings, LLC, Class A Common Units(p)(r)			Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)			Retail	8,888,354 Units	10,740	11,644
Isagenix Worldwide, Inc., Common Shares(p)(r)			Beverage, Food & Tobacco	720,420 Units	8,987	6,322
K&N Holdco, LLC, Membership Units(p)			Consumer Goods: Durable	743,846 Units	8,927	2,849
Language Education Holdings GP LLC, Common Units(p)			Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)			Services: Business	366,667 Units	825	2,776
LB NewHoldco LLC, Voting Units(p)			Hotel, Gaming & Leisure	123,568 Units	4,200	1,147
Longview Intermediate Holdings C, LLC, Membership Units(p)(r)			Energy: Oil & Gas	1,491,731 Units	12,835	52,166
Mount Logan Capital Inc., Common Stock(f)(h)(r)(aa)			Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	2,041
New Giving Acquisition, Inc., Common Stock(aa)			Healthcare & Pharmaceuticals	4,630 Units	633	2,322
New HW Holdings Corp., Preferred Stock(p)(r)			Capital Equipment	14 Units	9,899	3,141
New HW Holdings Corp., Common Stock(p)(r)			Capital Equipment	119 Units	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
NS NWN Acquisition, LLC, Class A Preferred Units(aa)		High Tech Industries	111 Units	—	599
NS NWN Acquisition, LLC, Common Equity		High Tech Industries	346 Units	—	—
NS NWN Holdco LLC, Non-Voting Units(aa)		High Tech Industries	522 Units	—	181
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	988
Palmetto Clean Technology, Inc., Warrants(p)		High Tech Industries	724,112 Units	472	3,816
PLBY Group, Inc., Series B Preferred Stock(h)(p)		Consumer Goods: Non-Durable	3,825 Units	5,948	6,151
RumbleOn, Inc., Warrants(p)		Automotive	60,606 Units	378	233
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,326	1,350
Service Compression, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	1,958
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	5,028
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	2,038
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	9,166,827 Units	9,524	9,533
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	147,827 Units	17,590	17,277
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TG Parent NewCo LLC, Common Units(o)(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	4,463
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	94
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	10,465
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	746
Yak Holding II, LLC, Series A Common Units		Construction & Building	127,419 Units	—	207
Total Equity				226,681	239,438
Short Term Investments - 8.4%(k)
First American Treasury Obligations Fund, Class Z Shares	4.36%(l)			68,818	68,818
Total Short Term Investments				68,818	68,818
TOTAL INVESTMENTS - 230.1%				$1,943,693	1,888,688
LIABILITIES IN EXCESS OF OTHER ASSETS - (130.1)%					(1,067,878)
NET ASSETS - 100.0%					$820,810
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
c.Fair value determined in good faith by CIM, as the Company’s valuation designee, subject to the oversight of the Company’s board of directors (see Note 9 and Note 2), using significant unobservable inputs unless otherwise noted.
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
aa.Other income producing investment. Other income producing investments include equity securities that have paid dividends within the trailing twelve months, securities with returns based on contractual waterfall structures, and investments structured to generate returns primarily through exit-based MOICs.
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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

On October 5, 2021, the Company's shares of common stock commenced trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "CION", or the Listing. As a result, on October 5, 2021, the Company and CIM entered into the second amended and restated investment advisory agreement in order to implement the changes to the advisory fees payable from the Company to CIM that became effective upon the Listing that (i) reduced the annual base management fee, (ii) amended the structure of the subordinated incentive fee on income payable by the Company to CIM and reduced the hurdle and incentive fee rates, and (iii) reduced the incentive fee on capital gains payable by the Company to CIM (as described in further detail in Notes 2 and 4). On February 26, 2023, the Company’s shares of common stock and the Company's Series A Notes listed and commenced trading in Israel on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION” and "CION B1", respectively. On October 9, 2024, the Company’s 7.50% Notes due 2029, or the 7.50% 2029 Notes, listed and commenced trading on the NYSE under the ticker symbol “CICB” and on February 12, 2026, the Company’s 7.50% Notes due 2031, or the 2031 Notes, listed and commenced trading on the NYSE under the ticker symbol “CICC”.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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
Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under this new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation and must also further disaggregate income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on December 31, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.
In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03. ASU 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect that the application of this guidance will have a material impact on its consolidated financial statements.
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
December 31, 2025
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $116,010 and $68,818 of such investments at December 31, 2025 and 2024, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
One of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, or CIC Holdco, has elected to be treated as a taxable entity for U.S. federal income tax purposes. As a result, CIC Holdco is not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of December 31, 2025 or 2024.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2022, 2023 and 2024.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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
Valuation of Portfolio Investments

The fair value of the Company’s investments is determined quarterly in good faith by CIM, as the Company’s valuation designee, designated by and subject to the oversight of the Company’s board of directors, pursuant to Rule 2a-5 of the 1940 Act and pursuant to CIM's consistently applied valuation procedures and valuation process in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. The Company’s board of directors and the audit committee of the board of directors, the latter of which is comprised solely of independent directors, oversees the activities, methodology and processes of the valuation designee. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Inputs used to measure these fair values are classified into the following hierarchy:
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
December 31, 2025
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
December 31, 2025
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
The Company has investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of December 31, 2025 and 2024.
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
December 31, 2025
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
Note 3. Share Transactions
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from offerings	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(1,771,403)	(17,190)	(995,367)	(11,347)	(1,114,848)	(11,518)
Net shares/amounts for share transactions	(1,771,403)	$(17,190)	(995,367)	$(11,347)	(1,114,848)	$(11,518)

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through December 31, 2025, the Company sold 51,417,866 shares of common stock for net proceeds of $1,104,808. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $287,929, for which the Company repurchased 18,851,501 shares of common stock. As of December 31, 2025, 18,848,738 shares of common stock repurchased had been retired.
On August 27, 2024, the Company's shareholders approved a proposal that authorized the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. Through the expiration of such shareholder approval on August 27, 2025, the Company did not issue any such shares.
Distribution Reinvestment Plan
On September 15, 2021, the Company adopted a distribution reinvestment plan, or the DRP, which became effective as of the Listing. For additional information regarding the terms of the DRP, see Note 5.

Share Repurchase Policy
On September 15, 2021, the Company’s board of directors, including the independent directors, approved a share repurchase policy authorizing the Company to repurchase up to $50,000 of its outstanding common stock after the Listing. On June 24, 2022, the Company’s board of directors, including the independent directors, increased the amount of shares of the Company’s common stock that may be repurchased under the share repurchase policy by $10,000 to up to an aggregate of $60,000. On August 5, 2025, the Company’s board of directors, including the independent directors, further increased the amount of shares of the Company’s common stock that may be repurchased under the share repurchase policy by $20,000 to up to an aggregate of $80,000. Under the share repurchase policy, the Company may purchase shares of its common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at the Company's discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with the Company’s general business conditions. The policy may be suspended or discontinued at any time and does not obligate the Company to acquire any specific number of shares of its common stock.
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

The following table summarizes the share repurchases completed during the years ended December 31, 2024 and 2025:

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2024
January 1 to January 31, 2024	125,304	$11.14	125,304	$31,700
February 1 to February 29, 2024	165,876	10.97	165,876	29,883
March 1 to March 31, 2024	132,851	10.95	132,851	28,431
April 1 to April 30, 2024	168,002	11.14	168,002	26,564
May 1 to May 31, 2024	27,449	11.67	27,449	26,244
June 1 to June 30, 2024	39,531	12.14	39,531	25,765
July 1 to July 31, 2024	71,305	12.35	71,305	24,885
August 1 to August 31, 2024	26,874	11.93	26,874	24,565
September 1 to September 30, 2024	67,558	11.86	67,558	23,764
October 1 to October 31, 2024	77,367	11.91	77,367	22,846
November 1 to November 30, 2024	24,104	11.63	24,104	22,566
December 1 to December 31, 2024	69,146	11.59	69,146	21,766
Total for the year ended December 31, 2024	995,367		995,367

2025
January 1 to January 31, 2025	89,466	$11.29	89,466	$20,758
February 1 to February 28, 2025	63,383	12.01	63,383	19,998
March 1 to March 31, 2025	33,013	12.13	33,013	19,598
April 1 to April 30, 2025	315,943	9.36	315,943	16,648
May 1 to May 31, 2025	95,782	9.76	95,782	15,714
June 1 to June 30, 2025	287,840	9.26	287,840	13,056
July 1 to July 31, 2025	230,738	9.86	230,738	10,786
August 1 to August 31, 2025(2)	57,331	9.78	57,331	30,226
September 1 to September 30, 2025	42,255	9.96	42,255	29,806
October 1 to October 31, 2025	348,336	9.33	348,336	26,565
November 1 to November 30, 2025	90,964	9.25	90,964	25,725
December 1 to December 31, 2025	116,352	9.59	116,352	24,611
Total for the year ended December 31, 2025	1,771,403		1,771,403
(1) Amounts do not include any commissions paid to Wells Fargo on shares repurchased.
(2) Includes an additional $20,000 of shares of the Company’s common stock that may be repurchased under the share repurchase policy approved by the board of directors on August 5, 2025.

From January 1, 2026 to March 4, 2026, the Company repurchased 921,342 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $8,245, or an average purchase price of $8.95 per share. As of March 4, 2026, 19,446,838 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the years ended December 31, 2025, 2024 and 2023, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2025	2024	2023
CIM	Investment adviser	Management fees(1)	$26,076	$27,321	$26,856
CIM	Investment adviser	Incentive fees(1)	19,736	20,334	22,277
CIM	Administrative services provider	Administrative services expense(1)	5,180	4,783	3,971
			$50,992	$52,438	$53,104
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
Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the years ended December 31, 2025 and 2024, the Company recorded subordinated incentive fees on income of $19,736 and $20,334, respectively. As of December 31, 2025 and 2024, the liabilities recorded for subordinated incentive fees were $3,882 and $3,964, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2025, 2024 and 2023, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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
As of December 31, 2025 and 2024, the total liability payable to CIM and its affiliates was $12,487 and $12,731, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2025 and 2024, respectively.
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
The Company’s management declared and the Company's board of directors ratified distributions for 4 and 6 record dates during the years ended December 31, 2025 and 2024, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
The following table presents distributions per share that were declared during the years ended December 31, 2025 and 2024:

	Distributions
Three Months Ended	Per Share	Amount
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308

2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
December 31, 2025 (one record date)	0.36	18,552
Total distributions for the year ended December 31, 2025	$1.44	$75,361
On January 6, 2026, the Company’s co-chief executive officers declared base distributions of $0.10 per share for each of January, February, and March 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
January 6, 2026	January 16, 2026	January 30, 2026	$0.10
January 6, 2026	February 13, 2026	February 27, 2026	0.10
January 6, 2026	March 13, 2026	March 27, 2026	0.10
			$0.30
On March 9, 2026, the Company’s co-chief executive officers declared base distributions of $0.10 per share for each of April, May, and June 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 9, 2026	April 10, 2026	April 24, 2026	$0.10
March 9, 2026	May 15, 2026	May 29, 2026	0.10
March 9, 2026	June 12, 2026	June 26, 2026	0.10
			$0.30
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
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
The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the years ended December 31, 2024 and 2025 pursuant to the DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
2024
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	—	—	—	—
June 1 to June 30, 2024	135,440	12.44	135,440	(1)
July 1 to July 31, 2024	18,789	12.51	18,789	(1)
August 1 to August 31, 2024	—	—	—	—
September 1 to September 30, 2024	131,659	12.10	131,659	(1)
October 1 to October 31, 2024	—	—	—	—
November 1 to November 30, 2024	—	—	—	—
December 1 to December 31, 2024	130,792	11.85	130,792	(1)
Total for the year ended December 31, 2024	679,359	$11.74	679,359	(1)

2025
January 1 to January 31, 2025	19,368	$11.49	19,368	(1)
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025	—	—	—	—
April 1 to April 30, 2025	159,518	9.13	159,518	(1)
May 1 to May 31, 2025	—	—	—	—
June 1 to June 30, 2025	151,264	9.29	151,264	(1)
July 1 to July 31, 2025	—	—	—	—
August 1 to August 31, 2025	—	—	—	—
September 1 to September 30, 2025	136,868	10.07	136,868	(1)
October 1 to October 31, 2025	—	—	—	—
November 1 to November 30, 2025	—	—	—	—
December 1 to December 31, 2025	136,151	10.08	136,151	(1)
Total for the year ended December 31, 2025	603,169	$9.67	603,169	(1)
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
December 31, 2025
(in thousands, except share and per share amounts)
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025			2024			2023
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$1.44	$75,361	100.0%	$1.52	$81,308	100.0%	$1.61	$87,867	100.0%
Total distributions	$1.44	$75,361	100.0%	$1.52	$81,308	100.0%	$1.61	$87,867	100.0%
Note 6. Investments
The composition of the Company’s investment portfolio as of December 31, 2025 and 2024 at amortized cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,494,155	$1,370,525	80.8%	$1,610,540	$1,563,256	86.0%
Senior secured second lien debt	2,218	—	—	5,187	2,680	0.1%
Collateralized securities and structured products - equity	4,969	5,028	0.3%	2,980	2,682	0.1%
Unsecured debt	25,563	6,639	0.4%	29,487	11,814	0.6%
Equity	299,181	314,788	18.5%	226,681	239,438	13.2%
Subtotal/total percentage	1,826,086	1,696,980	100.0%	1,874,875	1,819,870	100.0%
Short term investments(2)	116,010	116,010		68,818	68,818
Total investments	$1,942,096	$1,812,990		$1,943,693	$1,888,688
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
December 31, 2025
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$250,178	14.7%	$285,960	15.7%
Healthcare & Pharmaceuticals	191,483	11.3%	199,733	11.0%
Retail	187,490	11.0%	160,093	8.8%
Energy: Oil & Gas	146,490	8.6%	116,393	6.4%
Media: Diversified & Production	122,806	7.2%	129,210	7.1%
Services: Consumer	113,150	6.8%	111,832	6.2%
Beverage, Food & Tobacco	101,153	6.0%	100,612	5.5%
Consumer Goods: Durable	90,696	5.3%	95,968	5.3%
Banking, Finance, Insurance & Real Estate	69,066	4.1%	64,422	3.5%
Construction & Building	65,493	3.9%	99,383	5.5%
High Tech Industries	55,956	3.3%	37,665	2.1%
Diversified Financials	54,744	3.2%	56,822	3.1%
Media: Advertising, Printing & Publishing	47,644	2.8%	104,622	5.7%
Capital Equipment	31,599	1.9%	52,349	2.9%
Consumer Goods: Non-Durable	28,876	1.7%	35,210	1.9%
Environmental Industries	27,928	1.6%	27,344	1.5%
Automotive	27,145	1.6%	31,104	1.7%
Hotel, Gaming & Leisure	22,733	1.3%	49,823	2.7%
Containers, Packaging & Glass	18,652	1.1%	18,687	1.0%
Metals & Mining	16,637	1.0%	13,094	0.7%
Aerospace & Defense	15,075	0.9%	13,825	0.8%
Transportation: Cargo	11,986	0.7%	10,465	0.6%
Telecommunications	—	—	5,222	0.3%
Chemicals, Plastics & Rubber	—	—	32	—
Subtotal/total percentage	1,696,980	100.0%	1,819,870	100.0%
Short term investments	116,010		68,818
Total investments	$1,812,990		$1,888,688

	December 31, 2025		December 31, 2024
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,655,740	97.6%	$1,782,659	98.0%
Canada	34,704	2.0%	33,541	1.8%
Cayman Islands	5,028	0.3%	2,682	0.1%
Bermuda	1,508	0.1%	988	0.1%
Subtotal/total percentage	1,696,980	100.0%	1,819,870	100.0%
Short term investments	116,010		68,818
Total investments	$1,812,990		$1,888,688
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of December 31, 2025 and 2024, investments on non-accrual status represented 1.8% and 1.4%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2025 and 2024, the Company’s unfunded commitments amounted to $47,779 and $70,681, respectively. As of March 4, 2026, the Company’s unfunded commitments amounted to $49,174 (unaudited). Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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

On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to the Company and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. On November 16, 2023, the Company purchased a portion of the CION/EagleTree Notes held by ET-BC. As a result, as of December 31, 2025, the Company held $36,037 and ET-BC held $2,965 of the CION/Eagletree Notes. On March 4, 2026, CION/EagleTree extended the maturity date of the senior secured notes from December 21, 2026 to December 21, 2027. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to the Company.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of December 31, 2025:

Portfolio Company	Interest	Maturity	Industry	Principal/ Par Amount/ Units	Cost	Fair Value
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(a)	7.03% Estimated Yield	4/28/2039	Diversified Financials	$5,000	$4,514	$5,028
Total Collateralized Securities and Structured Products - Equity					4,514	5,028
Equity
American Clinical Solutions LLC, Class A Membership Interests(b)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	2,292
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(b)			Media: Diversified & Production	1,469 Units	486	—
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(b)			Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(b)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	9,993	9,218
Carestream Health Holdings, Inc., Common Stock(b)			Healthcare & Pharmaceuticals	614,367 Units	21,759	17,976
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	9,728	15,300
CHC Medical Partners, Inc., Additional Series C Preferred Stock, 8% Dividend			Healthcare & Pharmaceuticals	183,723 Units	338	798
CTS Ultimate Holdings LLC, Class A Preferred Units(b)			Construction & Building	3,578,701 Units	1,000	2,638
HDNet Holdco LLC, Preferred Unit Call Option(b)			Media: Diversified & Production	1 Unit	—	—
Language Education Holdings GP LLC, Common Units(b)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(b)			Services: Business	133,333 Units	300	139
Skillsoft Corp., Class A Common Stock(b)(c)			High Tech Industries	12,171 Units	2,000	113
Spinal USA, Inc. / Precision Medical Inc., Warrants(b)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					50,804	48,474
Short Term Investments(d)
First American Treasury Obligations Fund, Class Z Shares	3.64%(e)				1,454	1,454
Total Short Term Investments					1,454	1,454
TOTAL INVESTMENTS					$56,772	$54,956
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
e.7-day effective yield as of December 31, 2025.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of December 31, 2025 and 2024:

Selected Balance Sheet Information:	December 31, 2025	December 31, 2024
Investments, at fair value (amortized cost of $56,772 and $60,756, respectively)	$54,956	$59,866
Dividend receivable on investments	186	342
Interest receivable on investments	67	194
Total assets	$55,209	$60,402

Senior secured notes (net of unamortized debt issuance costs of $23 and $47, respectively)	$38,979	$38,956
Other liabilities	137	152
Total liabilities	39,116	39,108
Members' capital	16,093	21,294
Total liabilities and members' capital	$55,209	$60,402
The following table includes selected statement of operations information for CION/EagleTree for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
Selected Statement of Operations Information:	2025	2024
Total investment income	$2,329	$4,746
Total expenses	6,332	7,974
Net realized (loss) gain on investments	(273)	3,641
Net change in unrealized depreciation on investments	(925)	(8,585)
Net decrease in net assets	$(5,201)	$(8,172)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2025:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	SOFR+2.55%(1)	$300,000	$75,000	June 15, 2027
7.50% 2029 Notes(2)	U.S. Public Bond Offering	7.50%	172,500	—	December 30, 2029
7.70% 2029 Notes(3)	Note Purchase Agreement	7.70%	125,000	—	December 15, 2029
7.41% 2027 Notes(4)	Note Purchase Agreement	7.41%	47,500	—	December 15, 2027
UBS Credit Facility	Term Loan Credit Facility	SOFR+ 2.75%	100,000	25,000	February 13, 2028
Series A Notes(5)	Israel Public Bond Offering	SOFR+3.82%	114,844	—	August 31, 2026
Tranche A Floating Rate 2027 Notes(6)	Note Purchase Agreement	SOFR+4.75%	100,000	—	November 8, 2027
Tranche B Floating Rate 2027 Notes(6)	Amended and Restated Note Purchase Agreement	SOFR+3.90%	100,000	—	November 8, 2027
2022 Term Loan(6)	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2024 Term Loan(6)	Term Loan Facility Agreement	SOFR+3.80%	30,000	—	September 30, 2027
			$1,139,844	$100,000
(1)34th Street pays an annual administration fee of 0.20% on JPM's total financing commitment. The administration fee is included in interest expense in the consolidated statements of operations.
(2)As of December 31, 2025, the fair value of the 7.50% 2029 Notes was $173,673, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2025.
(3)As of December 31, 2025, the fair value of the 7.70% 2029 Notes was $124,688, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.
(4)As of December 31, 2025, the fair value of the 7.41% 2027 Notes was $47,500, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.
(5)As of December 31, 2025, the fair value of the Series A Notes was $99,903, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2025.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
(6)As of December 31, 2025, the outstanding amount of these debt obligations approximates their fair value. The fair value was estimated based on discounted cash flows using current market interest rates for similar debt with comparable terms and remaining maturities. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.
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
On May 15, 2020, 34th Street amended and restated the Amended JPM Credit Facility, or the Second Amended JPM Credit Facility, with JPM in order to fully repay all amounts outstanding under the Company's prior Citibank Credit Facility and MS Credit Facility and repay $100,000 of advances outstanding under the UBS Repurchase Facility (as described below). Under the Second Amended JPM Credit Facility, the aggregate principal amount available for borrowings was increased from $275,000 to $700,000, of which $75,000 could have been funded as a revolving credit facility, subject to conditions described in the Second Amended JPM Credit Facility, during the reinvestment period. Under the Second Amended JPM Credit Facility, the reinvestment period was extended until May 15, 2022 and the maturity date was extended to May 15, 2023. Advances under the Second Amended JPM Credit Facility bore interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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

On September 25, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $675,000 to $600,000 and repaid $70,000 of outstanding borrowings. On September 30, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $600,000 to $562,500 and repaid $30,000 of outstanding borrowings. On November 15, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $562,500 to $468,750 and repaid $75,000 of outstanding borrowings. On December 31, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $468,750 to $406,250 and repaid $50,000 of outstanding borrowings. On September 30, 2025, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $406,250 to $375,000 and repaid $25,000 of outstanding borrowings. As of December 31, 2025, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $300,000 and the aggregate unfunded principal amount was $75,000. The carrying amount outstanding under the Third Amended JPM Credit Facility approximates its fair value.
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
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2025, 34th Street was in compliance with all covenants and reporting requirements.
Through December 31, 2025, the Company incurred debt issuance costs of $18,070 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2025 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At December 31, 2025, the unamortized portion of the debt issuance costs was $2,959.
For the years ended December 31, 2025 and 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility were as follows:

	Years Ended December 31,
	2025	2024
Stated interest expense	$23,037	$42,934
Amortization of deferred financing costs	2,034	2,013
Non-usage fee	767	1,211
Total interest expense	$25,838	$46,158
Weighted average interest rate(1)	7.26%	8.47%
Average borrowings	$322,630	$513,866
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Third Amended JPM Credit Facility and is annualized for periods covering less than one year.

7.50% 2029 Notes
On October 3, 2024, the Company issued and sold $172,500 in aggregate principal amount of its unsecured 7.50% 2029 Notes, which includes $22,500 in aggregate principal amount of the 7.50% 2029 Notes issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional 7.50% 2029 Notes to cover overallotments. The 7.50% 2029 Notes were issued pursuant to an Indenture, or the Base Indenture, and a First Supplemental Indenture, or the First Supplemental Indenture, and, together with the Base Indenture, the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee, or the Trustee. The Company used the net proceeds of the offering of the 7.50% 2029 Notes to pay down borrowings under the Company's senior secured credit facility with JPM. The 7.50% 2029 Notes began trading on the NYSE under the ticker symbol “CICB” on October 9, 2024.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
The 7.50% 2029 Notes will mature on December 30, 2029, unless previously redeemed or repurchased in accordance with their terms. The interest rate of the 7.50% 2029 Notes is 7.50% per year and will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which commenced on December 30, 2024. The 7.50% 2029 Notes are the Company's direct unsecured obligations and rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness; senior to any series of preferred stock that the Company may issue in the future; senior to any of the Company's future indebtedness that expressly provides it is subordinated to the 7.50% 2029 Notes; effectively subordinated to all of the Company's existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company's existing or future subsidiaries.

The 7.50% 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 30, 2026, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 7.50% 2029 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC, and certain other exceptions, and to provide financial information to the holders of the 7.50% 2029 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of and for the year ended December 31, 2025, the Company was in compliance with all covenants and reporting requirements.

The 7.50% 2029 Notes were offered and sold in an offering registered under the Securities Act pursuant to the Company's shelf registration statement on Form N-2 (Registration No. 333-278658) previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated September 26, 2024 and a final prospectus supplement dated September 26, 2024.
Through December 31, 2025, the Company incurred debt issuance costs of $4,305 in connection with issuing the 7.50% 2029 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.50% 2029 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2025 and will amortize to interest expense over the term of the 7.50% 2029 Notes. At December 31, 2025, the unamortized portion of the debt issuance costs was $3,284.
For the year ended December 31, 2025 and for the period from October 3, 2024 through December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 7.50% 2029 Notes were as follows:

	Year Ended December 31, 2025	For the Period From October 3, 2024 Through December 31, 2024

Stated interest expense	$12,937	$3,163
Amortization of deferred financing costs	811	210
Total interest expense	$13,748	$3,373
Weighted average interest rate(1)	7.50%	7.50%
Average borrowings	$172,500	$172,500
(1)Includes the stated interest expense on the 7.50% 2029 Notes and is annualized for periods covering less than one year.
7.41% 2027 Notes and 7.70% 2029 Notes

On December 16, 2025, the Company entered into a Note Purchase Agreement with certain institutional investors, or the December 2025 Note Purchase Agreement, in connection with the Company's issuance of $172,500 aggregate principal amount of its senior unsecured notes, consisting of (i) $125,000 in aggregate principal amount of its senior unsecured notes due 2029, or the 7.70% 2029 Notes, and (ii) $47,500 in aggregate principal amount of its senior unsecured notes due 2027, or the 7.41% 2027 Notes. The 7.70% 2029 Notes were issued at a purchase price equal to 99.75% of the principal amount of the 7.70% 2029 Notes and the 7.41% 2027 Notes were issued at par. The Company used a portion of the net proceeds to repay debt under its $125,000 senior unsecured notes due February 2026 (see 2026 Notes below) and intends to use the remaining net proceeds to repay debt under its senior secured financing arrangements, make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The 7.41% 2027 Notes and the 7.70% 2029 Notes are rated investment grade by DBRS, Inc.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
The 7.70% 2029 Notes and the 7.41% 2027 Notes will bear interest at a fixed rate equal to 7.70% and 7.41% per year, respectively, which will be paid semiannually commencing on June 15, 2026. The 7.70% 2029 Notes and the 7.41% 2027 Notes will mature on December 15, 2029 and December 15, 2027, respectively. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 7.70% 2029 Notes and the 7.41% 2027 Notes (i) on or before September 14, 2029 and September 14, 2027, respectively, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed plus an applicable “make whole” amount equal to (x) the discounted value of the remaining scheduled payments with respect to the principal of such Note that is to be prepaid or becomes due and payable pursuant to the December 2025 Note Purchase Agreement over (y) the amount of such called principal, plus accrued and unpaid interest, if any, and (ii) after September 14, 2029 and September 14, 2027, respectively, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest, if any. For any redemptions of the 7.70% 2029 Notes and the 7.41% 2027 Notes occurring on or before September 14, 2029 and September 14, 2027, respectively, the discounted value portion of the “make whole amount” is calculated by applying a discount rate on the same periodic basis as that on which interest on such Notes is payable equal to the sum of 0.50% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of such Notes, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the December 2025 Note Purchase Agreement.

The 7.70% 2029 Notes and the 7.41% 2027 Notes are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company’s subsidiaries, financing vehicles or similar facilities.

The December 2025 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $493,100, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the period from December 16, 2025 through December 31, 2025, the Company was in compliance with all covenants and reporting requirements.

The December 2025 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new unsecured indebtedness in excess of $25,000 incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the December 2025 Note Purchase Agreement. In addition, the December 2025 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy.

Through December 31, 2025, the Company incurred debt issuance costs of $3,285 in connection with issuing the 7.70% 2029 Notes and the 7.41% 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.70% 2029 Notes and the 7.41% 2027 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2025 and will amortize to interest expense over the term of the 7.70% 2029 Notes and the 7.41% 2027 Notes. At December 31, 2025, the unamortized portion of the debt issuance costs was $2,386.
For the period from December 16, 2025 through December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 7.41% 2027 Notes and the 7.70% 2029 Notes were as follows:

For the Period From December 16, 2025 Through December 31, 2025

Stated interest expense	$548
Amortization of deferred financing costs	36
Total interest expense	$584
Weighted average interest rate(1)	7.14%
Average borrowings	$172,500
(1)Includes the stated interest expense on the 7.70% 2029 Notes and the 7.41% 2027 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
2026 Notes
On February 11, 2021, the Company entered into a Note Purchase Agreement with certain purchasers, or the February 2021 Note Purchase Agreement, in connection with the Company’s issuance of $125,000 aggregate principal amount of its 4.50% senior unsecured notes due in 2026, or the 2026 Notes. The net proceeds to the Company were approximately $122,300, after the deduction of placement agent fees and other financing expenses, which the Company used to repay debt under its secured financing arrangements.

The 2026 Notes were scheduled to mature on February 11, 2026. The 2026 Notes bore interest at a rate of 4.50% per year paid semi-annually on February 11th and August 11th of each year, which commenced on August 11, 2021. The Company had the right to, at its option, redeem all or a part that is not less than 10% of the 2026 Notes after August 11, 2025, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any.
The 2026 Notes were general unsecured obligations of the Company that ranked pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, ranked effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and ranked structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company’s subsidiaries, financing vehicles or similar facilities.

The February 2021 Note Purchase Agreement contained other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of $543,600, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represented more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represented less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and through the repayment of the 2026 Notes in full by the Company on December 29, 2025 (see below), the Company was in compliance with all covenants and reporting requirements.
The February 2021 Note Purchase Agreement also contained a “most favored lender” provision in favor of the purchasers in respect of any new unsecured credit facilities, loans or indebtedness in excess of $25,000 incurred by the Company, which indebtedness contained a financial covenant not contained in, or more restrictive against the Company than those contained, in the February 2021 Note Purchase Agreement. In addition, the February 2021 Note Purchase Agreement contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy.
On December 29, 2025, the Company fully repaid all outstanding principal and interest on and otherwise satisfied all its obligations under the 2026 Notes.
Through December 31, 2025, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2025 and amortized to interest expense over the term of the 2026 Notes. At December 31, 2025, all upfront fees and other expenses were fully amortized.
For the years ended December 31, 2025 and 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Years Ended December 31,
	2025	2024
Stated interest expense	$5,594	$5,625
Amortization of deferred financing costs	594	535
Total interest expense	$6,188	$6,160
Weighted average interest rate(1)	4.50%	4.50%
Average borrowings	$123,973	$125,000
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
UBS Repurchase Facility
On May 19, 2017, the Company, through two newly-formed, wholly-owned, special-purpose financing subsidiaries, entered into a financing arrangement with UBS pursuant to which up to $125,000 was made available to the Company.
Pursuant to the financing arrangement, assets in the Company's portfolio were contributed from time to time to Murray Hill Funding II. The assets held by Murray Hill Funding II secured the obligations of Murray Hill Funding II under Class A-1 Notes, or the Notes, issued by Murray Hill Funding II. Pursuant to an Indenture, dated May 19, 2017, between Murray Hill Funding II and U.S. Bank National Association, or U.S. Bank, as trustee, or the UBS Indenture, the aggregate principal amount of Notes that could have been issued by Murray Hill Funding II from time to time was $192,308. Murray Hill Funding, LLC, or Murray Hill Funding, purchased the Notes issued by Murray Hill Funding II at a purchase price equal to their par value. The Company made capital contributions to Murray Hill Funding II to, among other things, maintain the value of the portfolio of assets held by Murray Hill Funding II.
Principal on the Notes was due and payable on the stated maturity date of May 19, 2027. Pursuant to the UBS Indenture, Murray Hill Funding II made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The UBS Indenture contained events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure was not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure was not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and through the termination of the UBS Indenture on February 13, 2025 (as described below), Murray Hill Funding II was in compliance with all covenants and reporting requirements.
Murray Hill Funding, in turn, entered into a repurchase transaction with UBS, pursuant to the terms of a Global Master Repurchase Agreement and the related Annex and Master Confirmation thereto, each dated May 19, 2017, or collectively, the UBS Repurchase Facility. Pursuant to the UBS Repurchase Facility, on May 19, 2017 and June 19, 2017, UBS purchased Notes held by Murray Hill Funding for an aggregate purchase price equal to 65% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that could have been purchased under the UBS Repurchase Facility was $192,308. Accordingly, the aggregate maximum amount payable to Murray Hill Funding under the UBS Repurchase Facility would not have exceeded $125,000. Murray Hill Funding was required to repurchase the Notes sold to UBS under the UBS Repurchase Facility by no later than May 19, 2020. The repurchase price paid by Murray Hill Funding to UBS was equal to the purchase price paid by UBS for the repurchased Notes (giving effect to any reductions resulting from voluntary partial prepayment(s)). The financing fee under the UBS Repurchase Facility was equal to the three-month LIBOR plus a spread of up to 3.50% per year for the relevant period.
On December 1, 2017, Murray Hill Funding II amended and restated the UBS Indenture, or the Amended UBS Indenture, pursuant to which the aggregate principal amount of Notes that could have been issued by Murray Hill Funding II was increased from $192,308 to $266,667. On December 1, 2017, Murray Hill Funding entered into a First Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Amended Master Confirmation, which set forth the terms of the repurchase transaction between Murray Hill Funding and UBS under the UBS Repurchase Facility. As part of the Amended Master Confirmation, on December 15, 2017 and April 2, 2018, UBS purchased the increased aggregate principal amount of Notes held by Murray Hill Funding for an aggregate purchase price equal to 75% of the principal amount of Notes issued. As a result of the Amended Master Confirmation, the aggregate maximum amount payable to Murray Hill Funding and made available to the Company under the UBS Repurchase Facility was increased from $125,000 to $200,000.
On May 19, 2020, Murray Hill Funding entered into a Second Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Second Amended Master Confirmation, which extended the date that Murray Hill Funding was required to repurchase the Notes sold to UBS under the Amended UBS Repurchase Facility from May 19, 2020 to November 19, 2020, and increased the spread on the financing fee from 3.50% to 3.90% per year.
On May 19, 2020, Murray Hill Funding also repurchased Notes in the aggregate principal amount of $133,333 from UBS for an aggregate repurchase price of $100,000, which was then repaid by Murray Hill Funding II. The repurchase of the Notes on May 19, 2020 resulted in a repayment of one-half of the outstanding amount of borrowings under the Amended UBS Repurchase Facility as of May 19, 2020. As of December 31, 2020, Notes remained outstanding in the aggregate principal amount of $133,333, which was purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Repurchase Facility for aggregate proceeds of $100,000.
On November 12, 2020, Murray Hill Funding entered into a Third Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Third Amended Master Confirmation, to further extend the date that Murray Hill Funding was required to repurchase the Notes to December 18, 2020.

On December 17, 2020, Murray Hill Funding entered into a Fourth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Fourth Amended Master Confirmation, which further extended the date that Murray Hill Funding was required to repurchase the Notes sold to UBS under the Amended UBS Repurchase Facility from December 18, 2020 to November 19, 2023, and decreased the spread on the financing fee from 3.90% to 3.375% per year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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
The Class A-R Notes were issued pursuant to a Second Amended and Restated Indenture, dated December 17, 2020, between Murray Hill Funding II and U.S. Bank, as trustee, or the Second Amended UBS Indenture. Under the Second Amended UBS Indenture, the aggregate principal amount of Notes and Class A-R Notes that could have been issued by Murray Hill Funding II from time to time was $150,000. Murray Hill Funding, in turn, entered into a repurchase transaction with UBS pursuant to the terms of the related Annex and Master Confirmation, dated December 17, 2020, to the Global Master Repurchase Agreement, dated May 19, 2017, related to the Class A-R Notes. Murray Hill Funding was required to repurchase the Class A-R Notes that were sold to UBS by no later than November 19, 2023. The financing fee for the funded Class A-R Notes was equal to the three-month LIBOR plus a spread of 3.375% per year while the financing fee for the unfunded Class A-R Notes was equal to 0.75% per year.
On June 14, 2023, Murray Hill Funding entered into with UBS (i) a Fifth Amended and Restated Master Confirmation (Class A-1 Notes) to the Global Master Repurchase Agreement, or the Fifth Amended Master Confirmation, and (ii) an Amended and Restated Master Confirmation (Class A-R Notes) to the Global Master Repurchase Agreement, or the Amended Master Confirmation. Under both Confirmations, the date that Murray Hill Funding was required to repurchase the Notes and the Class A-R Notes previously sold to UBS under the Amended UBS Repurchase Facility was extended from November 19, 2023 to November 19, 2024. Also under both Confirmations, the financing fee payable to UBS was revised from a floating rate equal to the three-month LIBOR, plus a spread of 3.375% per year, to a floating rate equal to the three-month SOFR, plus a spread of (a) to (but excluding) November 19, 2023, 3.525% per year, and (b) thereafter, 3.20% per year. The effective date of both Confirmations was June 15, 2023.
On July 1, 2021, December 14, 2021, April 19, 2022 and August 16, 2023, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased, which was $21,000, $25,000, $17,500 and $22,500, respectively. On August 20, 2021, March 7, 2023, April 14, 2023 and March 27, 2024, Murray Hill Funding repurchased Class A-R Notes from UBS in the aggregate principal amount of $21,000, $17,500, $25,000 and $22,500, respectively, for an aggregate repurchase price of $21,000, $17,500, $25,000 and $22,500, respectively, which was then repaid by Murray Hill Funding II. The repurchase of the Class A-R Notes on August 20, 2021, March 7, 2023, April 14, 2023 and March 27, 2024 resulted in repayments of $21,000, $17,500, $25,000 and $22,500, respectively, of the outstanding amount of borrowings under the Amended UBS Repurchase Facility.
On November 13, 2024, Murray Hill Funding entered into (i) a Sixth Amended and Restated Master Confirmation (Class A-1 Notes) to the Global Master Repurchase Agreement with UBS and (ii) a Second Amended and Restated Master Confirmation (Class A-R Notes) to the Global Master Repurchase Agreement with UBS, or the November 2024 Confirmations. Under the November 2024 Confirmations, the date that Murray Hill Funding was required to repurchase the Class A-1 Notes and the Class A-R Notes previously sold to UBS under the Amended UBS Repurchase Facility was extended from November 19, 2024 to January 15, 2025 as a bridge to the parties entering into a broader amendment to the Amended UBS Repurchase Facility.
On January 13, 2025, Murray Hill Funding entered into (i) a Seventh Amended and Restated Master Confirmation (Class A-1 Notes) to the Global Master Repurchase Agreement with UBS and (ii) a Third Amended and Restated Master Confirmation (Class A-R Notes) to the Global Master Repurchase Agreement with UBS, or the January 2025 Confirmations. Under the January 2025 Confirmations, the date that Murray Hill Funding was required to repurchase the Class A-1 Notes and the Class A-R Notes previously sold to UBS under the Amended UBS Repurchase Facility was extended from January 15, 2025 to February 15, 2025 as a further bridge to the parties entering into a broader amendment to the Amended UBS Repurchase Facility.
On February 13, 2025, Murray Hill Funding II entered into a Termination Agreement, or the Termination Agreement, with UBS, as lender, Murray Hill Funding, CIM, as collateral manager, and US Bank, as trustee, collateral administrator, revolving note agent and account bank, under which the parties agreed to terminate the Amended UBS Repurchase Facility, including, without limitation, the Global Master Repurchase Agreement (2000 version) dated as of May 15, 2017, as well as the annexes thereto and each confirmation and transaction supplement thereunder, the Second Amended and Restated UBS Indenture dated as of December 17, 2020, and the Class A-1 Notes and the Class A-R Notes previously purchased by UBS from Murray Hill Funding II under such agreements. Simultaneously with terminating the Amended UBS Repurchase Facility, Murray Hill Funding II entered into the UBS Credit Facility with UBS (as described below).
Prior to entering into the Termination Agreement, UBS could have required Murray Hill Funding to post cash collateral if, without limitation, the sum of the market value of the portfolio of assets and the cash and eligible investments held by Murray Hill Funding II, together with any posted cash collateral, was less than the required margin amount under the Amended UBS Repurchase Facility; provided, however, that Murray Hill Funding would not have been required to post cash collateral with UBS until such market value declined at least 10% from the initial market value of the portfolio assets.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
The Company had no contractual obligation to post any such cash collateral or to make any payments to UBS on behalf of Murray Hill Funding. The Company could have, but was not obligated to, increase its investment in Murray Hill Funding for the purpose of funding any cash collateral or payment obligations for which Murray Hill Funding became obligated in connection with the Amended UBS Repurchase Facility. The Company’s exposure under the Amended UBS Repurchase Facility was limited to the value of the Company’s investment in Murray Hill Funding.
Pursuant to the Amended UBS Repurchase Facility, Murray Hill Funding made certain representations and warranties and was required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Repurchase Facility contained events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Repurchase Facility. As of and through the termination of the Amended UBS Repurchase Facility on February 13, 2025, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining and amending the Amended UBS Repurchase Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Repurchase Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Repurchase Facility. At December 31, 2025, all upfront fees and other expenses were fully amortized.
For the years ended December 31, 2025 and 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Repurchase Facility were as follows:

	Years Ended December 31,
	2025	2024
Stated interest expense	$919	$8,974
Non-usage fee	45	341
Total interest expense	$964	$9,315
Weighted average interest rate(1)	8.07%	8.70%
Average borrowings	$11,781	$105,287
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Amended UBS Repurchase Facility and is annualized for periods covering less than one year.
UBS Credit Facility
Simultaneously with terminating the Amended UBS Repurchase Facility on February 13, 2025 (as described above), Murray Hill Funding II, as borrower, entered into a Loan and Security Agreement, or the UBS Credit Facility, with UBS, as administrative agent, Murray Hill Funding, as equity holder, CIM, as collateral manager, each of the lenders from time-to-time party thereto, and US Bank, as collateral agent and document custodian. Under the UBS Credit Facility, the floating interest rate payable by Murray Hill Funding II on all advances of up to $125,000 is SOFR plus a credit spread of 2.75% per year. All outstanding advances must be repaid by Murray Hill Funding II on or prior to the maturity date of February 13, 2028. Murray Hill Funding II may prepay advances pursuant to the terms and conditions of the UBS Credit Facility, subject to a 2.0% premium in certain circumstances. In addition, Murray Hill Funding II will be subject to a non-usage fee of 0.75% per year on the amount, if any, of the aggregate principal amount available under the UBS Credit Facility that has not been borrowed up to the minimum utilization amount of $100,000. Interest and non-usage fees, if any, are payable monthly in arrears.
Pursuant to the UBS Credit Facility, assets in the Company's portfolio may be contributed from time to time to Murray Hill Funding II, which secure the obligations of Murray Hill Funding II under the UBS Credit Facility. UBS may require Murray Hill Funding to post cash collateral if, without limitation, the sum of the market value of the portfolio of assets and the cash and eligible investments held by Murray Hill Funding II, together with any posted cash collateral, is less than the required margin amount under the UBS Credit Facility; provided, however, that Murray Hill Funding will not be required to post cash collateral with UBS until such market value declined at least 10% from the initial market value of the portfolio assets.
The Company has no contractual obligation to post any such cash collateral or to make any payments to UBS on behalf of Murray Hill Funding. The Company may, but is not obligated to, increase its investment in Murray Hill Funding for the purpose of funding any cash collateral or payment obligations for which Murray Hill Funding becomes obligated in connection with the UBS Credit Facility. The Company’s exposure under the UBS Credit Facility is limited to the value of the Company’s investment in Murray Hill Funding.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
Pursuant to the UBS Credit Facility, Murray Hill Funding II made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. As of and for the year ended December 31, 2025, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
Murray Hill Funding II paid an upfront fee and incurred certain other customary costs and expenses totaling $1,210 in connection with obtaining the UBS Credit Facility, which were recorded as a direct reduction to the outstanding balance of the UBS Credit Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the UBS Credit Facility. At December 31, 2025, the unamortized portion of the debt issuance costs was $855.
For the period from February 13, 2025 through December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the UBS Credit Facility were as follows:

For the Period from February 13, 2025 Through December 31, 2025

Stated interest expense	$6,192
Non-usage fee	168
Amortization of deferred financing costs	355
Total interest expense	$6,715
Weighted average interest rate(1)	7.11%
Average borrowings	$100,000
(1)Includes the stated interest expense and non-usage fee on the unused portion of the UBS Credit Facility and is annualized for periods covering less than one year.
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
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525,000, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2025, the Company was in compliance with all covenants and reporting requirements.
On October 10, 2023, the Company issued $34,132 in aggregate principal amount of its additional Series A Unsecured Notes due 2026, or the Additional Series A Notes, to institutional investors in Israel. The Additional Series A Notes were issued pursuant to the Deed of Trust and were issued by way of expanding, and have the same terms and conditions as, the existing Series A Notes that were issued by the Company on February 28, 2023. After the deduction of fees and other offering expenses, the Company received net proceeds of $32,317, which the Company used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Additional Series A Notes are rated investment grade and commenced trading on the TASE on October 10, 2023 under the ticker symbol "CION B1".

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
Through December 31, 2025, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2025 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At December 31, 2025, the unamortized portion of the debt issuance costs was $1,061.
For the years ended December 31, 2025 and 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Years Ended December 31,
	2025	2024
Stated interest expense	$9,277	$10,378
Amortization of deferred financing costs	1,594	1,598
Total interest expense	$10,871	$11,976
Weighted average interest rate(1)	7.97%	8.91%
Average borrowings	$114,844	$114,844
(1) Includes the stated interest expense on the Series A Notes and the Additional Series A Notes and is annualized for periods covering less than one year.
Floating Rate 2027 Notes
On November 8, 2023, the Company entered into a Note Purchase Agreement with certain institutional investors, or the 2027 Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its senior unsecured notes, tranche A, due 2027, or the Tranche A Floating Rate 2027 Notes, at a purchase price equal to 99.25% of the principal amount of the Tranche A Floating Rate 2027 Notes. The net proceeds to the Company were $98,290, after the deduction of placement agent fees and other financing expenses, which the Company used to primarily repay debt under its senior secured financing arrangements, make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The Tranche A Floating Rate 2027 Notes are rated investment grade.
The Tranche A Floating Rate 2027 Notes mature on November 8, 2027. The Tranche A Floating Rate 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and subject to a 2.00% SOFR floor, which will be paid quarterly on February 15, May 15, August 15, and November 15 of each year, which commenced on February 15, 2024. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the Tranche A Floating Rate 2027 Notes (i) on or before August 8, 2027, at a redemption price equal to 100% of the principal amount of Tranche A Floating Rate 2027 Notes to be redeemed plus an applicable “make-whole” amount equal to (x) the discounted value of the remaining scheduled payments with respect to the principal of such Tranche A Floating Rate 2027 Note that is to be prepaid or becomes due and payable pursuant to the 2027 Note Purchase Agreement over (y) the amount of such called principal, plus accrued and unpaid interest, if any, and (ii) after August 8, 2027, at a redemption price equal to 100% of the principal amount of the Tranche A Floating Rate 2027 Notes to be redeemed, plus accrued and unpaid interest, if any. For any redemptions occurring on or before August 8, 2027, the discounted value portion of the “make whole amount” is calculated by applying a discount rate on the same periodic basis as that on which interest on the Tranche A Floating Rate 2027 Notes is payable equal to the sum of 0.50% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of the Tranche A Floating Rate 2027 Notes, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the 2027 Note Purchase Agreement.
The Tranche A Floating Rate 2027 Notes are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company’s subsidiaries, financing vehicles or similar facilities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543,600, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new unsecured credit facilities, loans, notes or indebtedness in excess of $25,000 incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2025, the Company was in compliance with all covenants and reporting requirements.

On September 18, 2024, the Company entered into an Amended and Restated Note Purchase Agreement with certain institutional investors, or the AR Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its floating rate senior unsecured notes, tranche B, due 2027, or the Tranche B Floating Rate 2027 Notes, at a purchase price equal to par. The Tranche B Floating Rate 2027 Notes represent an add-on, second tranche of, and except as described herein have the same terms and conditions as, the Tranche A Floating Rate 2027 Notes that were issued by the Company in November 2023. The net proceeds to the Company were approximately $96,200, after the deduction of a commitment fee of $2,875, placement agent fees and other financing expenses. The Tranche B Floating Rate 2027 Notes are rated investment grade.

The Tranche B Floating Rate 2027 Notes also mature on November 8, 2027. The Tranche B Floating Rate 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and subject to a 2.00% SOFR floor, which will be paid quarterly on February 15, May 15, August 15, and November 15 of each year, which commenced on November 15, 2024.
Through December 31, 2025, the Company incurred debt issuance costs of $5,462 in connection with issuing the Floating Rate 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the Floating Rate 2027 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2025 and will amortize to interest expense over the term of the Floating Rate 2027 Notes. At December 31, 2025, the unamortized portion of the debt issuance costs was $3,002.
For the years ended December 31, 2025 and 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Floating Rate 2027 Notes were as follows:

	Years Ended December 31,
	2025	2024
Stated interest expense	$17,173	$12,453
Amortization of deferred financing costs	1,623	772
Total interest expense	$18,796	$13,225
Weighted average interest rate(1)	8.59%	9.68%
Average borrowings	$200,000	$128,689
(1) Includes the stated interest expense on the Floating Rate 2027 Notes and is annualized for periods covering less than one year.
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
December 31, 2025
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

The 2022 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2022 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2025, the Company was in compliance with all covenants and reporting requirements.
Through December 31, 2025, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2025 and will amortize to interest expense over the term of the 2022 Term Loan. At December 31, 2025, the unamortized portion of the debt issuance costs was $270.

For the years ended December 31, 2025 and 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 Term Loan were as follows:

	Years Ended December 31,
	2025	2024
Stated interest expense	$3,918	$4,391
Amortization of deferred financing costs	205	205
Total interest expense	$4,123	$4,596
Weighted average interest rate(1)	7.73%	8.64%
Average borrowings	$50,000	$50,000
(1) Includes the stated interest expense on the 2022 Term Loan and is annualized for periods covering less than one year.
2021 Term Loan
On April 14, 2021, the Company entered into an Unsecured Term Loan Facility Agreement, or the 2021 Term Loan Agreement, with an Israeli institutional investor, as lender. The 2021 Term Loan Agreement provided for an unsecured term loan, or the 2021 Term Loan, to the Company in an aggregate principal amount of $30,000. On April 20, 2021, the Company drew down $30,000 of borrowings under the 2021 Term Loan. After the deduction of fees and other financing expenses, the Company received net borrowings of approximately $29,000, which the Company used for working capital and other general corporate purposes.
Advances under the 2021 Term Loan were scheduled to mature on September 30, 2024, and bore interest at a rate of 5.20% per year payable quarterly in arrears. The Company had the right to, at its option, prepay all or any portion of advances then outstanding together with a prepayment fee equal to the higher of (i) zero, or (ii) the discounted present value of all remaining interest payments that would have been paid by the Company through the maturity date with respect to the principal amount of such advance that was to be prepaid or became due and payable pursuant to the Term Loan Agreement. The discounted present value portion of the prepayment fee was calculated by applying a discount rate on the same periodic basis as that on which interest on advances was payable equal to the sum of 2.00% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of the 2021 Term Loan, or if there were no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the 2021 Term Loan Agreement.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
The 2021 Term Loan Agreement contained other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represented more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represented less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2021 Term Loan Agreement contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of the Company's repayment in full of the 2021 Term Loan on September 24, 2024, the Company was in compliance with all covenants and reporting requirements.

On September 24, 2024, the Company fully repaid all outstanding principal and interest on and otherwise satisfied all its obligations under the 2021 Term Loan.
Through December 31, 2025, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2025 and amortized to interest expense over the term of the 2021 Term Loan. At December 31, 2025, all upfront fees and other expenses were fully amortized.

For the years ended December 31, 2025 and 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 Term Loan were as follows:

	Years Ended December 31,
	2025	2024
Stated interest expense	$—	$1,157
Amortization of deferred financing costs	—	209
Total interest expense	$—	$1,366
Weighted average interest rate(1)	—	5.20%
Average borrowings	$—	$21,885
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
The 2024 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543,600, (iv) a minimum asset coverage ratio of not less than 150%, (v) an interest coverage ratio of not less than 1.25 to 1.00, and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2024 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2025, the Company was in compliance with all covenants and reporting requirements.

Through December 31, 2025, the Company incurred debt issuance costs of $767 in connection with obtaining the 2024 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2024 Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2025 and will amortize to interest expense over the term of the 2024 Term Loan. At December 31, 2025, the unamortized portion of the debt issuance costs was $446.
For the year ended December 31, 2025 and for the period from September 30, 2024 through December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2024 Term Loan were as follows:

	Year Ended December 31, 2025	For the Period from September 30, 2024 Through December 31, 2024
Stated interest expense	$2,442	$651
Amortization of deferred financing costs	271	50
Total interest expense	$2,713	$701
Weighted average interest rate(1)	8.03%	8.40%
Average borrowings	$30,000	$30,000
(1) Includes the stated interest expense on the 2024 Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of December 31, 2025 and 2024, according to the fair value hierarchy:

	December 31, 2025(1)				December 31, 2024(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,370,525	$1,370,525	$—	$—	$1,563,256	$1,563,256
Senior secured second lien debt	—	—	—	—	—	—	2,680	2,680
Collateralized securities and structured products - equity	—	—	5,028	5,028	—	—	2,682	2,682
Unsecured debt	—	—	6,639	6,639	—	—	11,814	11,814
Equity	6,268	—	294,841	301,109	2,041	—	219,294	221,335
Short term investments	116,010	—	—	116,010	68,818	—	—	68,818
Total Investments	$122,278	$—	$1,677,033	$1,799,311	$70,859	$—	$1,799,726	$1,870,585
(1)Excludes the Company's $13,679 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $18,103 investment in CION/EagleTree, which is measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2024	$1,563,256	$2,680	$2,682	$11,814	$219,294	$1,799,726
Investments purchased(2)(3)	392,220	214	2,967	179	73,031	468,611
Net realized loss	(35,473)	(3,124)	(441)	—	(531)	(39,569)
Net change in unrealized (depreciation) appreciation	(76,345)	289	357	(1,251)	8,558	(68,392)
Accretion of discount	25,676	(24)	—	—	—	25,652
Sales and principal repayments(3)	(498,809)	(35)	(537)	(4,103)	—	(503,484)
Net transfers in and/or (out) of Level 3	—	—	—	—	(5,511)	(5,511)
Ending balance, December 31, 2025	$1,370,525	$—	$5,028	$6,639	$294,841	$1,677,033
Change in net unrealized (depreciation) appreciation on investments still held as of December 31, 2025(1)	$(68,724)	$(1,507)	$72	$(1,251)	$8,797	$(62,613)
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
December 31, 2025
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,125,658	Discounted Cash Flow	Discount Rates	8.3%	—	56.1%	13.3%
	123,118	Market Comparable Approach	Revenue Multiple	0.75x	—	4.00x	1.71x
	43,583		EBITDA Multiple	1.50x	—	5.00x	3.33x
	34,919	Other(2)	Probability Weighted Recovery Rate	15.0%	—	100%	97%
	23,133		Insurance Claim Recovery Rate	38.3%			N/A
	20,114	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	—	Market Comparable Approach	Revenue Multiple	1.43x			N/A
Collateralized securities and structured products - equity	5,028	Discounted Cash Flow	Discount Rates	13.5%			N/A
Unsecured debt	4,840	Other(2)	Probability Weighted Recovery Rate	25%			N/A
	1,646	Discounted Cash Flow	Discount Rates	12.3%			N/A
	153	Market Comparable Approach	EBITDA Multiple	9.75x			N/A
Equity	127,094	Market Comparable Approach	EBITDA Multiple	4.00x	—	26.38x	12.49x
	105,657		$ per kW	$1,000.00			N/A
	34,934		Revenue Multiple	0.35x	—	4.00x	0.63x
	16,775	Options Pricing Model	Expected Volatility	43.3%	—	112.5%	57.3%
	9,571	Broker Quotes	Broker Quotes	N/A			N/A
	810	Other(2)	Other(2)	N/A			N/A
Total	$1,677,033
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions, recovery of insurance claims and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Professional fees	$1,759	$2,348	$2,178
Dues and subscriptions	1,021	1,001	800
Valuation expense	792	751	853
Insurance expense	740	721	675
Director fees and expenses	705	696	696
Accounting and administrative costs	555	639	637
Transfer agent expense	501	488	911
Printing and marketing expense	151	308	351
Other expenses	110	205	281
Total general and administrative expense	$6,334	$7,157	$7,382

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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
As of December 31, 2025 and 2024, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2025(1)	December 31, 2024(1)
APS Acquisition Holdings, LLC	$5,979	$7,799
Metrc Inc.	4,500	—
David's Bridal, LLC(2)	4,000	—
Straine Dental Management, LLC	3,741	—
Berlitz Holdings, Inc.	2,977	—
Instant Web, LLC	2,704	2,488
American Health Staffing Group, Inc.	2,500	3,333
Sleep Opco, LLC	2,060	1,750
Tactical Air Support, Inc.	2,000	—
Bradshaw International Parent Corp.	1,844	1,844
SHF Holdings, Inc.	1,739	—
Thrill Holdings LLC	1,739	1,739
Gold Medal Holdings, Inc.	1,632	2,498
Stengel Hill Architecture, LLC	1,425	1,725
ESP Associates, Inc.	1,118	1,118
RA Outdoors, LLC	1,083	348
Newbury Franklin Industrials, LLC	1,066	1,974
CrossLink Professional Tax Solutions, LLC	982	1,840
Ironhorse Purchaser, LLC	816	551
TMK Hawk Parent, Corp.	779	779
LAV Gear Holdings, Inc.	726	—
Optio Rx, LLC	658	—
Adapt Laser Acquisition, Inc.	560	—
BDS Solutions Intermediateco, LLC	476	524
Avison Young (USA) Inc.	440	—
Spinal USA, Inc. / Precision Medical Inc.	125	—
Invincible Boat Company LLC	80	—
Cennox, Inc.	30	2,334
American Family Care, LLC	—	5,909
Flatworld Intermediate Corp.	—	5,865
Rogers Mechanical Contractors, LLC	—	5,426
Lux Credit Consultants LLC	—	5,069
American Clinical Solutions LLC	—	4,600
Mimeo.com, Inc.	—	2,500
Moss Holding Company	—	2,232
ALM Global, LLC	—	1,800
Riddell, Inc. / All American Sports Corp.	—	1,636
HEC Purchaser Corp.	—	1,302
Anthem Sports & Entertainment Inc.	—	1,225
Dermcare Management, LLC	—	326
HW Acquisition, LLC	—	147
Total	$47,779	$70,681
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
(2)The Company may be required to fund an additional $20,000 if certain conditions are satisfied. See footnote g. to the consolidated schedule of investments as of December 31, 2025.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. To the extent that interest rates on unfunded commitments are below market, a liability is recorded in the consolidated schedule of investments. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2025 and 2024, refer to the table above and the consolidated schedules of investments. As of March 4, 2026, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $49,174 (unaudited).
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Amendment fees	$9,606	$5,679	$6,415
Capital structuring and other fees	5,283	10,253	4,309
Commitment fees	5,083	1,760	308
Administrative agent fees	100	125	185
Conversion fees	—	78	477
Total(1)	$20,072	$17,895	$11,694
(1)A portion of our fee income is derived from non-controlled, affiliated investments and controlled investments. Refer to notes r. and s. to the consolidated schedules of investments as of December 31, 2025 and 2024 for further details on the sources of our fee income.
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended December 31, 2025, 2024, 2023, 2022 and 2021:

	Years Ended December 31,
	2025	2024	2023	2022	2021
Per share data:(1)
Net asset value at beginning of period	$15.43	$16.23	$15.98	$16.34	$15.50
Results of operations:
Net investment income	1.78	1.79	1.92	1.56	1.31
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency(2)	(2.18)	(1.16)	(0.18)	(0.68)	0.79
Net (decrease) increase in net assets resulting from operations(2)	(0.40)	0.63	1.74	0.88	2.10
Shareholder distributions:
Distributions from net investment income	(1.44)	(1.52)	(1.61)	(1.44)	(1.26)
Net decrease in net assets resulting from shareholders' distributions	(1.44)	(1.52)	(1.61)	(1.44)	(1.26)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.17	0.09	0.12	0.20	—
Net increase in net assets resulting from capital share transactions	0.17	0.09	0.12	0.20	—
Net asset value at end of period	$13.76	$15.43	$16.23	$15.98	$16.34
Shares of common stock outstanding at end of period	51,417,866	53,189,269	54,184,636	55,299,484	56,958,440
Total investment return-net asset value(4)	3.29%	7.71%	17.00%	10.44%	14.43%
Total investment return-market value(5)	(1.75)%	14.37%	34.33%	(14.87)%	3.87%
Net assets at beginning of period	$820,810	$879,563	$883,634	$930,512	$878,256
Net assets at end of period	$707,628	$820,810	$879,563	$883,634	$930,512
Average net assets	$775,218	$861,376	$864,886	$917,781	$918,824
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	12.00%	11.13%	12.14%	9.61%	8.09%
Ratio of net operating expenses to average net assets	19.06%	18.18%	16.88%	11.63%	9.04%
Portfolio turnover rate(7)	14.92%	25.85%	17.43%	26.81%	52.04%
Total amount of senior securities outstanding	$1,139,844	$1,117,344	$1,092,344	$957,500	$830,000
Asset coverage ratio(8)	1.62	1.73	1.81	1.92	2.12
(1)The per share data for the years ended December 31, 2025, 2024, 2023, 2022 and 2021 was derived by using the weighted average shares of common stock outstanding during each period. The share information utilized to determine per share data for 2021 in this table has been retroactively adjusted to reflect the reverse stock split effective on September 21, 2021, under which every two shares of the Company's common stock then issued and outstanding were automatically combined into one share.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2025
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
(5)Total investment return-market value for the years ended December 31, 2025, 2024, 2023, 2022 and 2021 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
December 31, 2025
(in thousands, except share and per share amounts)
Note 14. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the years ended December 31, 2025 or 2024. The Company will also be subject to nondeductible federal excise taxes of 4% if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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

As of December 31, 2025 and 2024, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	December 31, 2025	December 31, 2024
Paid-in-capital in excess of par value	$46	$(671)
Accumulated losses	(46)	671
These permanent differences are primarily due to the reclassification of nondeductible expenses. These reclassifications had no effect on net assets.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$75,361	100.0%	$81,308	100.0%	$87,867	100.0%
Total	$75,361	100.0%	$81,308	100.0%	$87,867	100.0%
(1)Includes net short term capital gains of $0, $0 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2025 and 2024, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2025	December 31, 2024
Undistributed ordinary income	$1,856	$2,607
Other accumulated losses(1)	(70,218)	(85,546)
Net unrealized depreciation on investments	(226,676)	(116,078)
Total accumulated losses	$(295,038)	$(199,017)
(1) Includes short term capital loss carryforwards of $0 and long term capital loss carryforwards of $66,847 as of December 31, 2025. Includes short term capital loss carryforwards of $0 and long term capital loss carryforwards of $82,446 as of December 31, 2024.

As of December 31, 2025, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $109,542; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $336,218; the net unrealized depreciation was $226,676; and the aggregate cost of securities for Federal income tax purposes was $2,039,666.
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
December 31, 2025
(in thousands, except share and per share amounts)
Note 15. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2025 and 2024. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Investment income	$56,074	$52,244	$78,711	$53,792
Net investment income	19,252	16,922	38,567	18,299
Net realized and unrealized (loss) gain on investments	(61,957)	10,394	(2,689)	(59,419)
Net (decrease) increase in net assets resulting from operations	(42,705)	27,316	35,878	(41,120)
Net (decrease) increase in net assets resulting from operations per share of common stock(1)	(0.80)	0.52	0.69	(0.80)
Net asset value per share of common stock at end of quarter	14.28	14.50	14.86	13.76
Weighted average shares of common stock outstanding	53,073,211	52,628,784	52,065,707	51,616,723

Quarter Ended	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment income	$73,554	$61,357	$59,627	$57,894
Net investment income	32,593	22,963	21,618	18,686
Net realized and unrealized loss on investments and foreign currency	(26,148)	(585)	(21,997)	(13,228)
Net increase (decrease) in net assets resulting from operations	6,445	22,378	(379)	5,458
Net increase (decrease) in net assets resulting from operations per share of common stock(1)	0.12	0.42	(0.01)	0.10
Net asset value per share of common stock at end of quarter	16.05	16.08	15.73	15.43
Weighted average shares of common stock outstanding	53,960,698	53,595,624	53,439,316	53,268,577
(1)The sum of the quarterly amounts may not equal amounts reported for the years ended December 31, 2025 and 2024. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
Note 16. Subsequent Event
On February 9, 2026, the Company issued and sold $135,000 in aggregate principal amount of its 2031 Notes, which includes $10,000 in aggregate principal amount of the Company’s 2031 Notes issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional 2031 Notes to cover overallotments. The 2031 Notes were issued pursuant to an Indenture, or the Base Indenture, and a Second Supplemental Indenture, or the Second Supplemental Indenture, and, together with the Base Indenture, the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee, or the Trustee. The 2031 Notes began trading on the NYSE under the ticker symbol “CICC” on February 12, 2026.

The 2031 Notes will mature on March 31, 2031, unless previously redeemed or repurchased in accordance with their terms. The interest rate of the 2031 Notes is 7.50% per year and will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which will commence on March 30, 2026. The 2031 Notes are the Company’s direct unsecured obligations and rank pari passu with its existing and future unsecured, unsubordinated indebtedness; senior to any series of preferred stock that the Company may issue in the future; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2031 Notes; effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s existing or future subsidiaries.

The 2031 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 31, 2028, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 2031 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC, and certain other exceptions, and to provide financial information to the holders of the 2031 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act.

The 2031 Notes were offered and sold in an offering registered under the Securities Act pursuant to the Company’s shelf registration statement on Form N-2 (Registration No. 333-278658) previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated February 2, 2026 and a final prospectus supplement dated February 2, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, RSM US LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is set forth under the heading “Reports of Independent Registered Public Accounting Firm” on page 98.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers

Certain information pertaining to our board of directors, or the Board, and executive officers as of the date of this report is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person held during the last five years, and the year in which each person became a director and/or executive officer of our company. We have divided the directors into two groups - independent directors and interested directors.

Name(1)	Age	Position(s)
Interested Directors(2)(3)
Mark Gatto	53	Co-Chairman, Co-Chief Executive Officer and Director
Michael A. Reisner	55	Co-Chairman, Co-Chief Executive Officer and Director
Independent Directors(2)
Robert A. Breakstone	88	Director
Aron I. Schwartz	55	Director
Peter I. Finlay	64	Director
Earl V. Hedin	69	Director
Catherine K. Choi	54	Director
Edward J. Estrada	53	Director
Executive Officers Who Are Not Directors
Keith S. Franz	57	Chief Financial Officer and Treasurer
Gregg A. Bresner	58	President and Chief Investment Officer
Stephen Roman	44	Chief Compliance Officer and Secretary
Eric A. Pinero	50	Chief Legal Officer
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

Mr. Breakstone served as an Adjunct Professor at the Graduate School of Business at Mercy College from 1999 to 2006. From 1963 to 1967, Mr. Breakstone was an adjunct professor at New York University. In addition, from 1967 to 1969, Mr. Breakstone was an Adjunct Assistant Professor at Pace University. Mr. Breakstone’s degrees include a B.S. in Mathematics and an M.B.A. from the City College of New York.

Aron I. Schwartz has served as a member of our Board since 2012. He was a Managing Director at ACON Investments from 2014 to November 2024. Mr. Schwartz is the founder of Constructivist Capital, LLC, a firm that works with family offices and alternative asset management firms to pursue attractive investment opportunities. He was previously a consultant to and a Managing Director at Avenue Capital from 2012 to 2014 and held various positions culminating in Managing Director of Fenway Partners, a middle market private equity firm based in New York, from 1999 to 2011. From 1997 to 1999, Mr. Schwartz was an associate in the Financial Entrepreneurs Group of Salomon Smith Barney, where he worked on a variety of financings and advisory assignments. He also serves or has served on the board of directors, including as a committee member on audit committees, special committees and compensation committees, of a number of other public and private companies, including Invacare Corporation, True Value Company, LLC, 1-800 Contacts, Inc., Commonwealth Laminating & Coating, Inc., Easton Bell Sports, Inc., STVT-AAI Education Inc. (Ancora Education), Igloo Products Corp., APR Energy, PLC, Borden Dairy Holdings, ATU Auto Technick-Unger, PSSI, Rapid Deploy, Inc., Prima-Wawona, AFH, Melinta Therapeutics LLC, Tempel Steel, Mark Andy Inc., FEV Acquisition LLC, Injured Workers Pharmacy, LLC, Aventine, Inc., VillageMD, Sundance Holdings Group, LLC, PharmaCann, Inc., KULR Technology, Group Inc., Christy Sports, LLC, America West Group, Third Lane Mobility Inc., Precision Global and Elara. In addition, Mr. Schwartz previously served on the board of directors of the Open Road Foundation and US-ASEAN Business Council. Mr. Schwartz, a Certified Management Accountant, received his J.D. and M.B.A with honors from U.C.L.A. and his B.A. and B.S.E. cum laude from the Wharton School at the University of Pennsylvania.

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

Since 2014, Mr. Finlay has been the Managing Principal of Ardentis LLC. From 2015 to 2021, he was also an advisor to the board of EMM Investments LLC, a privately held asset manager engaged in lending to asset intensive companies. From 2009 to 2011, Mr. Finlay served as Chairman and non-executive Director of Premier Telesolutions Ltd. (UK).

Mr. Finlay became an Associate of the Chartered Institute of Bankers in England and Wales in 1994 and completed a Diploma in Financial Studies in 1997. He completed an M.B.A. at City University Business School in London in 1997 and subsequently served as a tutor in the evening M.B.A. program.

Earl V. Hedin has served as a member of our Board since 2017. He is the co-founder and Managing Partner of Hudson Partners Group LLC. The firm provides capital market advisory services and previously assisted investment managers in raising institutional capital for hedge funds, private equity and other alternative investment strategies through its wholly owned subsidiary Hudson Partners Securities LLC. Mr Hedin is also a FINOP professional for Stone Key Securities LLC since 2010. From 1999 to 2007, Mr. Hedin served as a Senior Managing Director at Bear, Stearns & Co. Inc., where he held various senior roles building and guiding the Bear Stearns Asset Management Group. These roles included Chief Financial Officer, Director of Alternatives and co-head and founder of the firm's Private Funds Group. He was responsible for the firm's sponsored venture capital funds and headed the approximately $1 billion private equity fund-of-funds program. During his tenure, he created numerous alternative asset products and helped raise over $3 billion for these funds. Mr. Hedin also created the first hedge fund-of-funds product at Bear Stearns. From 1995 to 1998, he served as a Managing Director – Principal, and worked on several key international financial structuring projects, including the creation of Bear Stearns Irish Bank in Dublin. Additionally, Mr. Hedin created the Bear Stearns Dublin Development Center to reduce technology related costs. From 1994 to 1995, he served as Vice President at Bankers Trust New York Corporation, where he was responsible for strategic planning and management reporting. Prior to that, from 1989 to 1993, he worked as a Vice President and Controller in the firm's Domestic Merchant Bank and directed all financial management functions across a variety of business units. During that time, he was also actively involved in the buying and selling of LBO partnership interests. From 1988 to 1989, he served as Vice President – Finance and Chief Financial Officer of American International Group's credit subsidiary, A.I. Credit Corporation, and managed the firm's liability portfolio. Previously, Mr. Hedin was an Associate in Morgan Stanley's venture capital group as well as the Chief Financial Officer of the group's activities. Prior to that, he served as a Senior Accountant at Price Waterhouse.

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

Edward J. Estrada has served as a member of our Board since 2021. Mr. Estrada is the Principal of Estrada Legal Consulting, a legal management consulting business working with law firms on strategy development, implementation and alignment, market positioning, margin improvement, and operational efficiency. Mr. Estrada was in private legal practice for 25 years. Most recently, he was a partner with the global law firm, Reed Smith, LLP, in its Global Financial Industry Group. Mr. Estrada is a Trustee of CION Grosvenor Infrastructure Fund, a diversified, closed-end management investment company, since 2024. In addition, Mr. Estrada has been a partner at American Redress Partners, LLP since 2024. He has served as a director for a family foundation since 2021 and as an advisory and executive board member for certain non-profit businesses. At Reed Smith LLP, Mr. Estrada counseled his clients in a wide range of business matters, including acting as outside counsel, and addressing their regulatory, transactional and litigation needs. He held multiple leadership positions at Reed Smith, LLP, most recently as global chair of the firm’s Financial Industry Group from 2016 to 2021. Mr. Estrada also served as co-head of Reed Smith, LLP’s U.S. Litigation Group (2010 to 2012), served two terms on the firm’s Executive Committee (2009 and 2014), served as Managing Partner of the New York Office (2012 to 2014), and served as the firm’s Global Head of Business Strategy on the firm’s Senior Management Team (2014 to 2016). In his practice, and in his role as global chair of Reed Smith, LLP’s Financial Industry Group, Mr. Estrada counseled clients ranging from private funds to investment and regional banks and was responsible for identifying and responding to market and industry trends. Mr. Estrada received his J.D. from George Washington Law School in 1997 and his B.A. from Cornell University in 1994.

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

Class I - Independent (Serve Until the Annual Meeting of Shareholders in 2028)	Class II - Independent (Serve Until the Annual Meeting of Shareholders in 2026)	Class III - Interested (Serve Until the Annual Meeting of Shareholders in 2027)
Peter I. Finlay	Robert A. Breakstone	Mark Gatto
Earl V. Hedin	Aron I. Schwartz	Michael A. Reisner
Edward J. Estrada	Catherine K. Choi	—
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

Stephen Roman has served as our Chief Compliance Officer and Secretary since February 2016 and is also the Chief Compliance Officer and Secretary of CION Grosvenor Infrastructure Fund since 2024. He advises on regulatory, compliance, fund governance, and operational matters for alternative investment funds and their advisers. Prior to joining CIG in 2013, Mr. Roman practiced law in New York, and earlier in his career, he was an analyst at Forex Capital Markets. Mr. Roman holds a B.S. from New York University and a J.D. from Northwestern University School of Law. He is a CFA® Charterholder.

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

Corporate Governance

Risk Oversight and Board Structure

The Board oversees our business and investment activities and is responsible for protecting the interests of our shareholders. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of the activities of CIM as our valuation designee, who performs the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Pursuant to our charter and bylaws, the Board may modify the number of directors on the Board, provided that the number of directors will not be fewer than one, the minimum number required by the Maryland General Corporation Law, or greater than twelve. Pursuant to our charter, our directors are divided into three classes. Each class of directors will hold office for a three-year term. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and serve until his or her successor is duly elected and qualified. The Board is currently comprised of eight directors, six of whom are independent.

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

Our charter, as well as regulations governing BDCs generally, require that a majority of our Board be persons other than “interested persons” of our company or CIM, as defined in Section 2(a)(19) of the 1940 Act. A majority of the members of our Board are not “interested persons” of our company or CIM, as defined in Section 2(a)(19) of the 1940 Act and as required by Rule 303A.00 of the NYSE Listed Company Manual. These individuals are referred to as our independent directors. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us. The members of the Board that are not independent directors are referred to as interested directors.

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

The Board has determined that the following directors are independent directors pursuant to Section 2(a)(19) of the 1940 Act and as required by Rule 303A.00 of the NYSE Listed Company Manual: Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada. Based upon information requested from each director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the independent directors has, or within the last two years had, a material business or professional relationship with us, other than in his or her capacity as a member of the Board or any Board committee or as a shareholder. The Board does not currently have a separately designated lead independent director and has not designated one independent director to preside over all executive sessions of independent directors. Rather, Aron I. Schwartz and Robert A. Breakstone, each independent directors and chairman of the audit committee and nominating and corporate governance committee, respectively, preside over such executive sessions on a rotational basis. Communications may be sent to the independent directors to: Stephen Roman, Corporate Secretary, CĪON Investment Corporation, 100 Park Avenue, 25th Floor, New York, NY 10017. The Board, after considering various factors, including, among other things, its current duties, responsibilities and our overall business, has concluded that its structure is appropriate at this time. The Board will continue to monitor our structure and determine whether it remains appropriate based on the complexity of our operations.

There have been no purchases or sales of securities of CIM or its parent or subsidiaries by any of our directors since the beginning of the most recently completed fiscal year.

Committees of the Board

The Board has established a standing audit committee, a standing nominating and corporate governance committee and a standing compensation committee. The Board met five times and took action by unanimous written consent four times during the fiscal year ended December 31, 2025. Each director attended all meetings of the Board held during the fiscal year ended December 31, 2025. We do not have a formal policy regarding director attendance at an annual meeting of shareholders.

Audit Committee

The members of our audit committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. Mr. Schwartz serves as chairman of the audit committee. The Board has determined that Mr. Schwartz is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The audit committee operates pursuant to a written charter and meets periodically as necessary. A copy of the audit committee’s charter is available on our website: www.cionbdc.com. The audit committee is responsible for selecting, engaging and discharging our independent registered public accounting firm (the “independent accountants”), reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee also establishes guidelines, reviews preliminary valuations and makes recommendations to the Board regarding the valuation of our loans and other investments. The audit committee met four times in 2025.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for governance committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. Mr. Breakstone serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee operates pursuant to a written charter and meets periodically as necessary. A copy of the nominating and corporate governance committee’s charter is available on our website: www.cionbdc.com. The nominating and corporate governance committee is responsible for selecting, researching, and nominating directors for election by our shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The nominating and corporate governance committee will consider shareholders’ proposed nominations for directors. The nominating and corporate governance committee met four times in 2025.

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

Our executive officers do not receive any direct compensation from us. However, the compensation payable to CIM pursuant to the investment advisory agreement has been separately approved by a majority of the independent directors, as well as our shareholders in 2021, and renewed annually by such independent directors commencing in 2023. As none of our executive officers currently are compensated by us, the compensation committee does not produce and/or review a report on executive compensation practices. The compensation committee did not hold any formal meetings in 2025.

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

We also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time. We did not pay compensation to our directors who also serve in an executive officer capacity for us or CIM for the year ended December 31, 2025. No director or executive officer receives pension or retirement benefits from us.

The table below shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2025. No information has been provided with respect to our executive officers who are not directors since our executive officers do not receive any direct compensation from us.

Name	Aggregate Compensation From Us(1)
Independent Directors
Robert A. Breakstone(2)	$131,841
Catherine K. Choi	$105,595
Edward J. Estrada	$107,335
Peter I. Finlay	$107,868
Earl V. Hedin	$107,468
Aron I. Schwartz(3)	$138,154
Interested Directors(4)
Mark Gatto	None
Michael A. Reisner	None

(1)Figure includes amount of reasonable out-of-pocket expenses reimbursed to the director during the period. We did not award any portion of the fees earned by the directors in stock or options during the year ended December 31, 2025. We do not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from us.
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

Statement of Policy on Insider Trading

We have adopted a statement of policy on insider trading applicable to us, our officers and our directors, CIM, and our affiliated funds and investment advisers that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the statement of policy on insider trading is available as an exhibit to this Annual Report on Form 10-K.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of March 4, 2026, the beneficial ownership of our executive officers and directors, each person known to us to beneficially own 5% or more of our outstanding shares, and all of our executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors:
Mark Gatto(3)	45,424.38	*
Michael A. Reisner(4)	46,474.38	*
Independent Directors:
Robert A. Breakstone(5)	18,003.06	*
Peter I. Finlay(6)	2,750.00	*
Aron I. Schwartz(7)	2,000.00	*
Earl V. Hedin(8)	7,779.56	*
Catherine K. Choi	2,000.00	*
Edward J. Estrada	3,695.00	*
Executive Officers:
Keith S. Franz(9)	100,288.77	*
Gregg A. Bresner(10)	64,599.00	*
Stephen Roman(11)	14,549.66	*
Eric A. Pinero(12)	10,721.65	*
All Executive Officers and Directors as a group (12 persons)	318,285.46	*
* Less than 1%.
(1)Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)Based on a total of 50,496,524 shares outstanding on March 4, 2026.

(3)Mr. Gatto is the record holder of 10,905 shares, and CIG is the record holder of 62,598.77 shares that include 5,932.67 shares acquired under our distribution reinvestment plan. Messrs. Gatto and Reisner control CIG and, as a result, may be deemed to be the indirect beneficial owners of the shares held by CIG. As permitted by Rule 16a-1(a)(4) under the Exchange Act, Mr. Gatto disclaims beneficial ownership of the shares held by CIG except to the extent of his pecuniary interest therein. Also includes (i) 3,070 shares held by the Gatto Living Trust in which Mr. Gatto, as Co-Trustee of the Gatto Living Trust, may be deemed to beneficially own the shares held by the Gatto Living Trust, (ii) 50 shares held for A.G., the child of Mr. Gatto, through a custodial account established pursuant to the Uniform Transfer to Minors Act (the “UTMA”) for which Mr. Gatto serves as custodian, (iii) 50 shares held for G.G., the child of Mr. Gatto, through a custodial account established pursuant to the UTMA for which Mr. Gatto serves as custodian, and (iv) 50 shares held for M.G., the child of Mr. Gatto, through a custodial account established pursuant to the UTMA for which Mr. Gatto serves as custodian.
(4)Mr. Reisner is the record holder of 15,175 shares, and CIG is the record holder of 62,598.77 shares that include 5,932.67 shares acquired under our distribution reinvestment plan. Messrs. Gatto and Reisner control CIG and, as a result, may be deemed to be the indirect beneficial owners of the shares held by CIG. As permitted by Rule 16a-1(a)(4) under the Exchange Act, Mr. Reisner disclaims beneficial ownership of the shares held by CIG except to the extent of his pecuniary interest therein.
(5)Includes 6,108.06 shares acquired under our distribution reinvestment plan. An individual retirement account, or IRA, is the record holder of these shares. Mr. Breakstone is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the IRA.
(6)A self-employed pension plan is the record holder of these shares. Mr. Finlay is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the self-employed pension plan.
(7)An IRA is the record holder of these shares. Mr. Schwartz is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the IRA.
(8)Includes 3,928.69 shares acquired under our distribution reinvestment plan. An IRA is the record holder of these shares. Mr. Hedin is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the IRA.
(9)Mr. Franz is the record holder of 95,908.53 shares that include 27,193.53 shares acquired under our distribution reinvestment plan, and an IRA is the record holder of 4,380.24 shares that include 1,880.24 shares acquired under our distribution reinvestment plan. Mr. Franz is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the IRA.
(10)Mr. Bresner is the record holder of 50,099 shares and certain IRAs are the record holder of 14,500 shares. Mr. Bresner is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the IRAs.
(11)Includes 4,659.66 shares acquired under our distribution reinvestment plan.
(12)Includes 3,431.65 shares acquired under our distribution reinvestment plan.
DOLLAR RANGE OF SECURITIES BENEFICIALLY OWNED BY DIRECTORS

The following table sets forth, as of March 4, 2026, the dollar range of our equity securities that are beneficially owned by each of our directors.

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
(2)The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $8.11 on March 4, 2026 on the NYSE.
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

We have entered into an investment advisory agreement with CIM. Pursuant to the investment advisory agreement, we pay CIM a base management fee and an incentive fee. For the year ended December 31, 2025, CIM earned a base management fee of approximately $26 million and an incentive fee of approximately $20 million. We have also entered into an administration agreement with CIM pursuant to which we reimburse CIM for administrative expenses it incurs on our behalf. For the year ended December 31, 2025, we reimbursed CIM approximately $5 million for administrative services.

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

Share Repurchase Policy

On September 15, 2021, our board of directors, including the independent directors, approved a new share repurchase policy authorizing us to repurchase up to $50 million of our outstanding common stock after the Listing. On June 24, 2022, our board of directors, including the independent directors, increased the amount of shares of our common stock that may be repurchased under the share repurchase policy by $10 million to up to an aggregate of $60 million. On August 5, 2025, our board of directors, including the independent directors, further increased the amount of shares of our common stock that may be repurchased under the share repurchase policy by $20 million to up to an aggregate of $80 million. Under the share repurchase policy, we may purchase shares of our common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

On August 15, 2025, as part of the share repurchase policy, we entered into a new trading plan with an independent broker, Wells Fargo Securities, LLC, or Wells Fargo, in accordance with Rule 10b5-1 of the Exchange Act based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 15, 2026 and is subject to price, market volume and timing restrictions.

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

Co-Investment Opportunities

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be prohibited from doing so under the 1940 Act, such as CIM and its affiliates, unless we obtain an exemptive order from the SEC, such as the Order, which was issued by the SEC on August 30, 2022.

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
Item 14. Principal Accountant Fees and Services
RSM US LLP, or RSM, has served as our independent registered public accounting firm since March 26, 2019 and has been selected to continue serving as our independent registered public accounting firm for the fiscal year ending December 31, 2026. We know of no direct financial or material indirect financial interest of RSM in us.
Fees
RSM has acted as our independent registered public accounting firm for the fiscal years ended December 31, 2019 through December 31, 2025. Set forth in the table below are audit fees and non-audit related fees billed to us by RSM for professional services performed for our fiscal years ended December 31, 2025 and 2024.

Fiscal Year	Audit Fees*	Audit-Related Fees**	Tax Fees***	All Other Fees****
2025	$1,312,740	$—	$25,725	$—
2024	$1,142,592	$—	$26,600	$—

*
“Audit Fees” consist of fees billed to us by RSM for professional services rendered for the audit of our year-end financial statements. These fees billed include fees related to RSM's review of our debt offering documents.

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
Our audit committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which RSM billed us for the fiscal years ended December 31, 2025 and 2024 were pre-approved by the audit committee.

Audit Committee Report(1)

As part of its oversight of the consolidated financial statements of CĪON Investment Corporation, or the Company, the Audit Committee reviewed and discussed with both management and RSM US LLP, the Company’s independent registered public accounting firm, the Company’s consolidated financial statements to be filed with the SEC for the fiscal year ended December 31, 2025. Management advised the Audit Committee that all consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and reviewed significant accounting issues with the Audit Committee. The Audit Committee also discussed with RSM US LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, and by the Auditing Standards Board of the American Institute of Certified Public Accountants.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements of the Company as of and for the years ended December 31, 2025, 2024 and 2023 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for filing with the SEC.

March 10, 2026

The Audit Committee
Aron I. Schwartz, Chair
Robert A. Breakstone
Peter I. Finlay
Earl V. Hedin
Catherine K. Choi
Edward J. Estrada
_______________________
(1) The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

4.2	Description of Registrant’s Securities.*
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
4.6
Second Supplemental Indenture, dated as of February 9, 2026, by and between CION Investment Corporation and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 9, 2026 (File No. 814-00941)).

4.7	Form of 7.50% Notes due 2031 (Included as part of and incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 9, 2026 (File No. 814-00941)).
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

10.37
Note Purchase Agreement, dated as of December 16, 2025, by and among CION Investment Corporation and certain institutional investors (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on December 18, 2025 (File No. 814-00941)).

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

21.1	Subsidiaries of CĪON Investment Corporation.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	CĪON Investment Corporation Clawback Policy (Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (File No. 814-00941)).
99.1	Report of Independent Registered Public Accounting Firm.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 11, 2026
CĪON Investment Corporation
(Registrant)
By:  /s/ Michael A. Reisner
Michael A. Reisner
        Co-Chief Executive Officer
By:  /s/ Mark Gatto
Mark Gatto
        Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 11, 2026
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