Form 10-Q
period 2026-03-31
CION Investment Corp
filed 2026-05-07
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 29, 2026 was 49,789,210.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,247,546 and $1,238,358, respectively)	$1,147,711	$1,158,985
Non-controlled, affiliated investments (amortized cost of $369,689 and $360,895, respectively)	372,821	364,335
Controlled investments (amortized cost of $347,478 and $342,843, respectively)	278,942	289,670
Total investments, at fair value (amortized cost of $1,964,713 and $1,942,096, respectively)	1,799,474	1,812,990
Cash	9,248	8,159
Interest and fees receivable on investments	33,062	27,979
Receivable due on investments sold and repaid	227	3,699
Prepaid expenses and other assets	1,950	1,973
Total assets	$1,843,961	$1,854,800

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $16,661 and $14,263, respectively)	$1,158,183	$1,125,580
Payable for investments purchased	6,636	2,529
Accounts payable and accrued expenses	813	785
Interest payable	8,489	5,764
Accrued management fees	6,104	6,423
Accrued subordinated incentive fee on income	2,728	3,882
Accrued administrative services expense	1,372	2,182
Share repurchases payable	—	27
Total liabilities	1,184,325	1,147,172

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 50,301,813
and 51,420,629 shares issued and 50,301,813 and 51,417,866 shares outstanding, respectively	50	51
Capital in excess of par value	994,778	1,004,496
Accumulated distributable losses	(335,192)	(296,919)
Total shareholders' equity	659,636	707,628
Total liabilities and shareholders' equity	$1,843,961	$1,854,800
Net asset value per share of common stock at end of period	$13.11	$13.76

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$23,686	$34,120	$123,768
Paid-in-kind interest income	5,488	8,359	29,782
Fee income	2,874	3,783	9,447
Dividend income	453	506	2,660
Non-controlled, affiliated investments
Interest income	2,060	1,975	8,550
Paid-in-kind interest income	4,986	3,148	13,627
Fee income	—	—	975
Dividend income	3,345	191	5,645
Controlled investments
Interest income	6,378	3,792	30,896
Paid-in-kind interest income	267	—	5,821
Fee income	—	200	9,650
Total investment income	49,537	56,074	240,821
Operating expenses
Management fees	6,105	6,625	26,076
Administrative services expense	1,376	1,279	5,180
Subordinated incentive fee on income	2,728	4,084	19,736
General and administrative	1,962	1,836	6,334
Interest expense	24,413	22,998	90,540
Total operating expenses	36,584	36,822	147,866
Net investment income before taxes	12,953	19,252	92,955
Income tax expense (benefit), including excise tax	89	—	(85)
Net investment income after taxes	12,864	19,252	93,040
Realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	78	2,294	(39,569)
Non-controlled, affiliated investments	159	—	—
Net realized gains (losses)	237	2,294	(39,569)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(25,511)	(30,662)	(42,242)
Non-controlled, affiliated investments	4,740	(8,429)	10,757
Controlled investments	(15,361)	(25,160)	(42,617)
Net change in unrealized depreciation	(36,132)	(64,251)	(74,102)
Net realized and unrealized losses	(35,895)	(61,957)	(113,671)
Net decrease in net assets resulting from operations	$(23,031)	$(42,705)	$(20,631)
Per share information—basic and diluted
Net decrease in net assets per share resulting from operations	$(0.45)	$(0.80)	$(0.39)
Net investment income per share	$0.25	$0.36	$1.78
Weighted average shares of common stock outstanding	50,803,697	53,073,211	52,341,612
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024 (audited)	53,189,269	$53	$1,021,684	$(200,927)	$820,810
Repurchases of common stock	(185,862)	—	(2,172)	—	(2,172)
Net investment income	—	—	—	19,252	19,252
Net realized gains on investments	—	—	—	2,294	2,294
Net unrealized losses on investments	—	—	—	(64,251)	(64,251)
Distributions declared and payable ($0.36 per share)	—	—	—	(19,149)	(19,149)
Balance at March 31, 2025 (unaudited)	53,003,407	53	1,019,512	(262,781)	756,784
Repurchases of common stock	(699,565)	(1)	(6,555)	—	(6,556)
Net investment income	—	—	—	16,922	16,922
Net realized losses on investments	—	—	—	(32,376)	(32,376)
Net unrealized gains on investments	—	—	—	42,770	42,770
Distributions declared and payable ($0.36 per share)	—	—	—	(18,934)	(18,934)
Balance at June 30, 2025 (unaudited)	52,303,842	52	1,012,957	(254,399)	758,610
Repurchases of common stock	(330,324)	—	(3,256)	—	(3,256)
Net investment income	—	—	—	38,567	38,567
Net realized losses on investments	—	—	—	(9,605)	(9,605)
Net unrealized gains on investments	—	—	—	6,916	6,916
Distributions declared and payable ($0.36 per share)	—	—	—	(18,726)	(18,726)
Balance at September 30, 2025 (unaudited)	51,973,518	52	1,009,701	(237,247)	772,506
Repurchases of common stock	(555,652)	(1)	(5,205)	—	(5,206)
Net investment income	—	—	—	18,299	18,299
Net realized gains on investments	—	—	—	118	118
Net unrealized losses on investments	—	—	—	(59,537)	(59,537)
Distributions declared and payable ($0.36 per share)	—	—	—	(18,552)	(18,552)
Balance at December 31, 2025 (audited)	51,417,866	51	1,004,496	(296,919)	707,628
Repurchases of common stock	(1,116,053)	(1)	(9,718)	—	(9,719)
Net investment income	—	—	—	12,864	12,864
Net realized gains on investments	—	—	—	237	237
Net unrealized losses on investments	—	—	—	(36,132)	(36,132)
Distributions declared and payable ($0.30 per share)	—	—	—	(15,242)	(15,242)
Balance at March 31, 2026 (unaudited)	50,301,813	$50	$994,778	$(335,192)	$659,636
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
	(unaudited)	(unaudited)
Operating activities:
Net decrease in net assets resulting from operations	$(23,031)	$(42,705)	$(20,631)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net accretion of discount on investments	(1,660)	(1,796)	(25,652)
Proceeds from principal repayment of investments	37,436	36,045	349,209
Purchase of investments	(65,579)	(64,895)	(263,997)
Paid-in-kind interest and dividends capitalized	(11,494)	(12,053)	(52,178)
Decrease (increase) in short term investments, net	18,956	14,842	(47,192)
Proceeds from sale of investments	—	13,385	18,517
Net realized (gain) loss on investments	(237)	(2,294)	39,569
Net change in unrealized depreciation on investments	36,132	64,251	74,102
Amortization of debt issuance costs	2,000	1,799	7,523
(Increase) decrease in interest receivable on investments	(5,121)	(180)	481
(Increase) decrease in receivable due on investments sold and repaid	3,472	1,918	(734)
(Increase) decrease in prepaid expenses and other assets	23	232	(708)
Increase (decrease) in payable for investments purchased	4,107	877	1,510
Increase (decrease) in accounts payable and accrued expenses	28	(44)	(249)
Increase (decrease) in interest payable	2,725	(1,769)	(2,480)
Increase (decrease) in accrued management fees	(319)	(136)	(338)
Increase (decrease) in accrued administrative services expense	(810)	(1,462)	176
Increase (decrease) in subordinated incentive fee on income payable	(1,154)	120	(82)
Increase (decrease) in share repurchase payable	(27)	(40)	(13)
Net cash (used in) provided by operating activities	(4,553)	6,095	76,833
Financing activities:
Repurchase of common stock	(9,719)	(2,172)	(17,190)
Shareholders' distributions paid	(15,242)	(2,663)	(78,024)
Repayments under financing arrangements	(100,000)	(20,000)	(170,000)
Borrowings under financing arrangements	135,000	20,000	192,500
Debt issuance costs paid	(4,397)	(1,210)	(3,630)
Net cash provided by (used in) financing activities	5,642	(6,045)	(76,344)
Net increase in cash	1,089	50	489
Cash, beginning of period	8,159	7,670	7,670
Cash, end of period	$9,248	$7,720	$8,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,901	$22,968	$85,442
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$39,164	$16,880	$135,757
Investments received in settlement of fee income	$2,346	$—	$21,156
Cash interest receivable exchanged for additional securities	$—	$4,266	$16,676
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 208.5%
Adapt Laser Acquisition, Inc.(s)(v)	S+725, 1.00% SOFR Floor	12/31/2029	Capital Equipment	$10,148	$10,148	$10,148
Adapt Laser Acquisition, Inc.(s)(v)	S+725, 1.00% SOFR Floor	12/31/2029	Capital Equipment	2,000	2,000	2,000
Allen Media, LLC(v)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,567	8,554	7,603
American Clinical Solutions LLC(s)(t)(v)	S+700, 1.00% SOFR Floor	6/30/2026	Healthcare & Pharmaceuticals	30,141	30,366	24,113
American Clinical Solutions LLC(p)(s)	0.00% Unfunded	6/30/2026	Healthcare & Pharmaceuticals	3,000	—	(600)
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2028	Services: Business	13,439	13,427	13,439
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2028	Services: Business	2,500	(3)	—
Anchor QEA, Inc.(m)(v)	S+525, 1.00% SOFR Floor	3/25/2032	Environmental Industries	10,016	9,916	9,916
Anchor QEA, Inc.(v)	S+525, 1.00% SOFR Floor	3/25/2032	Environmental Industries	1,029	1,011	1,019
Anchor QEA, Inc.	1.00% Unfunded	3/25/2028	Environmental Industries	5,463	(27)	(55)
Anchor QEA, Inc.	0.50% Unfunded	3/25/2032	Environmental Industries	792	—	(8)
Ancile Solutions, Inc.(m)(v)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,192	10,177	12,357
Anthem Sports & Entertainment Inc.(t)(v)	S+550, 1.00% SOFR Floor	11/15/2027	Media: Diversified & Production	13,138	13,137	12,643
Anthem Sports & Entertainment Inc.(t)	10.00%	11/15/2027	Media: Diversified & Production	28,506	26,217	21,237
Anthem Sports & Entertainment Inc.(q)(t)	1.00%	11/15/2027	Media: Diversified & Production	26,393	3,663	—
Appalachian Resource Company, LLC(r)(t)(u)(x)	S+500, 1.00% SOFR Floor	12/31/2025	Metals & Mining	15,383	15,389	10,403
Appalachian Resource Company, LLC(r)(t)(u)(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Metals & Mining	6,606	6,606	6,383
APS Acquisition Holdings, LLC(m)(v)	S+550, 1.00% SOFR Floor	7/11/2029	Construction & Building	14,481	14,481	14,481
APS Acquisition Holdings, LLC	1.00% Unfunded	7/11/2026	Construction & Building	2,210	—	—
APS Acquisition Holdings, LLC(m)(v)	S+550, 1.00% SOFR Floor	7/11/2029	Construction & Building	2,975	2,958	2,975
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	2,600	—	—
Atlas Supply LLC(x)(z)	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	3,727
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+750, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	12,479	10,987	11,013
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	691	587	597
Avison Young (Canada) Inc./Avison Young (USA) Inc.(n)(v)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	7,962	7,876	7,574
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	4,046	3,907	4,016
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	1,092	1,092	1,077
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+735, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	3,044	3,044	2,945
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	449	449	443
BDS Solutions Intermediateco, LLC(m)(n)(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	19,435	19,309	19,411
BDS Solutions Intermediateco, LLC(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	2,190	2,102	2,188
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	1,619	—	(2)
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	17,500	17,499	15,174
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	4,665	4,528	4,327
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	478	478	443
Bradshaw International Parent Corp.(n)(u)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,597	12,495	12,518
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(5)	(12)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(m)(u)	S+600, 1.00% SOFR Floor	7/31/2028	Retail	12,866	12,831	12,802
Carestream Health, Inc.(r)(t)(v)	S+450, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	8,564	8,500	8,564
Celerity Acquisition Holdings, LLC(m)(t)(v)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	16,161	16,158	16,121
Cennox, Inc.(m)(n)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	38,356	38,140	36,965
Cennox, Inc.(p)	0.00% Unfunded	5/4/2029	Services: Business	30	—	(1)
Cennox, Inc.(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	2,989	2,989	2,880
Cennox, Inc.(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	1,970	1,970	1,899
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2027	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(m)(n)(v)	S+800, 1.00% SOFR Floor	6/17/2027	Construction & Building	24,770	24,852	24,894
Core Health & Fitness, LLC(m)(n)(u)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,650	19,441	20,190
CrossLink Professional Tax Solutions, LLC(m)(u)	S+525, 1.00% SOFR Floor	6/30/2028	High Tech Industries	14,775	14,655	14,775
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	2,209	(17)	—
CSC ServiceWorks East, LLC(n)(v)	S+543, 0.50% SOFR Floor	9/4/2030	Services: Business	1,869	1,869	1,869
CSC ServiceWorks East, LLC(n)(v)	S+400, 0.50% SOFR Floor	9/4/2030	Services: Business	19,865	16,994	16,637
David's Bridal, Inc.(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	16,747	16,747	16,684
David's Bridal, Inc.(s)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	92,881	92,881	82,084
David's Bridal, Inc.(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	12,000	12,000	10,530
David's Bridal, Inc.(g)(s)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	10,000	9,651	9,805
David's Bridal, Inc.(s)	0.00%	12/31/2026	Retail	3,000	—	(368)
David's Bridal, Inc.(s)(y)	0.00%	12/21/2027	Retail	3,820	3,771	3,376
Dependable Acquisition Inc.(m)(n)(v)	S+650, 2.50% SOFR Floor	3/9/2032	Construction & Building	18,250	18,250	18,250
Dependable Acquisition Inc.	0.50% Unfunded	9/9/2028	Construction & Building	5,000	—	—
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,050	8,974	9,050
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,122	4,086	4,122
Dermcare Management, LLC(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,343	1,343	1,343
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(u)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,719	2,700	1,903
Entertainment Studios P&A LLC(u)	S+900, 1.00% SOFR Floor	9/30/2030	Media: Diversified & Production	34,335	34,335	34,335
Entertainment Studios P&A LLC(j)(aa)	5.00%	5/18/2037	Media: Diversified & Production	—	—	252
ESP Associates, Inc.(m)(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,467	8,382	8,467
ESP Associates, Inc.(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	197	171	197
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,118	—	—
FuseFX, LLC(m)(t)(u)	S+600, 1.00% SOFR Floor	9/30/2027	Media: Diversified & Production	21,728	21,728	15,252
Future Pak, LLC(m)(n)(u)	S+625, 2.00% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	23,375	23,375	23,433
Gold Medal Holdings, Inc.(m)(n)(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	26,995	26,914	26,956
Gold Medal Holdings, Inc.(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	861	852	859
Gold Medal Holdings, Inc.	1.00% Unfunded	3/17/2027	Environmental Industries	1,632	—	(3)
Heritage Power, LLC(t)(u)	S+550, 1.00% SOFR Floor	7/20/2028	Energy: Electricity	1,209	1,209	1,197
Hilliard, Martinez & Gonzales, LLP(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	28,323	28,317	27,898
Homer City Generation, L.P.(t)	15.00%	4/16/2028	Energy: Electricity	19,009	19,076	18,249
Homer City Generation, L.P.(t)	17.00%	4/16/2028	Energy: Electricity	16,170	16,169	16,332
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
HW Acquisition, LLC(q)(r)(t)(v)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	5,841	5,685	—
HW Acquisition, LLC(r)(t)	Prime+500	9/28/2026	Capital Equipment	6,106	6,005	7,983
HW Acquisition, LLC(p)(r)	0.00% Unfunded	9/28/2026	Capital Equipment	441	—	136
ICA Foam Holdings, LLC(m)(n)(v)	S+600, 1.00% SOFR Floor	12/5/2026	Containers, Packaging & Glass	18,626	18,626	18,602
Inotiv, Inc.(t)(v)	S+650, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	20,414	20,137	17,777
Instant Web, LLC(r)(t)(u)	S+700, 1.00% SOFR Floor	2/23/2029	Media: Advertising, Printing & Publishing	58,699	58,699	35,219
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/23/2029	Media: Advertising, Printing & Publishing	2,736	2,736	2,633
Instant Web, LLC(r)	Prime+375, 4.00% Prime Floor	2/23/2029	Media: Advertising, Printing & Publishing	611	611	620
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/23/2029	Media: Advertising, Printing & Publishing	1,746	1,746	1,680
Instant Web, LLC(r)	0.50% Unfunded	2/23/2029	Media: Advertising, Printing & Publishing	1,731	—	(65)
Instant Web, LLC(r)	0.50% Unfunded	2/23/2029	Media: Advertising, Printing & Publishing	865	—	(32)
Invincible Boat Company LLC(m)(t)(u)	S+750, 1.50% SOFR Floor	3/31/2028	Consumer Goods: Durable	13,586	13,544	11,090
Invincible Boat Company LLC(u)	S+750, 1.50% SOFR Floor	3/31/2028	Consumer Goods: Durable	1,197	1,197	977
Ironhorse Purchaser, LLC(m)(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	6,810	6,785	6,810
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	1,775	1,769	1,775
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	816	(2)	—
Isagenix International, LLC(r)(t)(v)	S+750, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	10,516	10,516	4,982
JP Intermediate B, LLC(m)(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	27,159	27,159	23,425
JP Intermediate B, LLC(m)(s)(v)	S+700, 1.00% SOFR Floor	9/30/2030	Beverage, Food & Tobacco	6,872	6,872	6,872
JP Intermediate B, LLC(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	2,563	175	2,166
K&N Parent, Inc.(t)(u)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	6,095	6,095	5,608
K&N Parent, Inc.(m)(u)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,135	4,083	4,212
Klein Hersh, LLC(i)(u)	S+800, 0.50% SOFR Floor	4/27/2028	Services: Business	23,026	21,293	21,586
LAV Gear Holdings, Inc.(m)(r)(t)(v)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	16,374	16,374	13,406
LAV Gear Holdings, Inc.(n)(r)(t)(v)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	5,219	5,022	5,115
LAV Gear Holdings, Inc.(r)(t)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	146	73	143
LAV Gear Holdings, Inc.(r)	0.50% Unfunded	7/31/2029	Services: Business	580	—	(12)
Lift Brands, Inc.(m)(n)(r)	S+750, 1.00% SOFR Floor	9/30/2026	Services: Consumer	21,141	21,141	21,537
Lift Brands, Inc.(n)(r)	9.50%	9/30/2026	Services: Consumer	7,432	7,402	7,423
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	8,447	8,375	8,352
Live Comfortably Borrower LLC(u)	S+1000, 3.00% SOFR Floor	9/19/2027	Consumer Goods: Durable	21,815	21,549	19,033
Lux Credit Consultants LLC(m)(q)(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	19,013	18,508	3,446
Lux Credit Consultants LLC(q)(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	2,045	1,991	371
Lux Credit Consultants LLC(q)(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	919	895	167
MacNeill Pride Group Corp.(m)(v)	S+600, 1.00% SOFR Floor	4/22/2026	Services: Consumer	16,120	16,145	16,120
MacNeill Pride Group Corp.(n)(v)	S+600, 1.00% SOFR Floor	4/22/2026	Services: Consumer	5,945	5,945	5,945
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Metrc Inc.(m)(v)	S+550, 1.00% SOFR Floor	9/30/2031	High Tech Industries	13,433	13,183	13,433
Metrc Inc.	0.50% Unfunded	9/30/2031	High Tech Industries	2,250	(41)	—
Metrc Inc.	0.50% Unfunded	9/30/2027	High Tech Industries	2,250	(45)	—
Newbury Franklin Industrials LLC(m)(v)	S+700, 2.00% SOFR Floor	12/11/2029	Capital Equipment	7,926	7,834	7,847
Newbury Franklin Industrials LLC(v)	S+700, 2.00% SOFR Floor	12/11/2029	Capital Equipment	903	893	894
Newbury Franklin Industrials LLC	1.00% Unfunded	12/11/2029	Capital Equipment	1,066	—	(11)
NewsCycle Solutions, Inc.(q)(v)	S+100, 1.00% SOFR Floor	9/30/2026	Media: Advertising, Printing & Publishing	14,084	11,417	6,479
OpCo Borrower, LLC(m)(n)(v)	S+600, 1.00% SOFR Floor	4/26/2029	Healthcare & Pharmaceuticals	27,091	27,013	27,091
Optio Rx, LLC(r)(t)(v)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	735	735	724
Optio Rx, LLC(r)	0.50% Unfunded	3/21/2030	Healthcare & Pharmaceuticals	658	—	(10)
Optio Rx, LLC(r)(t)(v)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	15,412	15,412	15,181
Playboy Enterprises, Inc.(h)(v)	S+625, 0.50% SOFR Floor	5/25/2028	Consumer Goods: Non-Durable	13,468	13,404	13,468
PRA Acquisition, LLC(m)(v)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	17,461	17,461	17,461
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	12,312	12,312	9,788
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	1,177	1,143	936
RA Outdoors, LLC(r)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	753	753	599
RA Outdoors, LLC(r)(p)	0.00% Unfunded	6/30/2027	Media: Diversified & Production	330	—	(68)
Riddell, Inc. / All American Sports Corp.(m)(n)(u)	S+600, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	15,024	14,841	14,911
Robert C. Hilliard, L.L.P.(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	2,654	2,660	2,614
RumbleOn, Inc.(m)(t)(v)	S+775, 1.00% SOFR Floor	9/30/2027	Automotive	2,405	2,399	2,404
RumbleOn, Inc.(m)(t)(v)	S+775, 1.00% SOFR Floor	9/30/2027	Automotive	7,968	7,782	7,968
SHF Holdings, Inc.(m)(n)(v)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	18,033	18,033	18,033
SHF Holdings, Inc.	0.50% Unfunded	1/22/2030	Beverage, Food & Tobacco	1,739	—	—
Sleep Opco, LLC(m)(n)(v)	S+550, 1.00% SOFR Floor	11/7/2030	Retail	17,895	17,895	17,895
Sleep Opco, LLC	0.50% Unfunded	11/7/2030	Retail	2,060	—	—
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	19,965	19,957	7,412
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,774	1,774	659
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,141	1,064	423
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,083	1,083	402
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	825	825	827
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	904	837	335
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	125	125	126
Spinal USA, Inc. / Precision Medical Inc.(p)	0.00% Unfunded	5/29/2026	Healthcare & Pharmaceuticals	125	—	—
STATinMED, LLC(q)(r)(t)(u)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	21,316	11,709	—
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	1,004	1,004	507
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	498	498	1,806
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	224	224	188
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	218	218	1,102
Stengel Hill Architecture, LLC(m)(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	12,492	12,492	12,492
Stengel Hill Architecture, LLC(n)(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	3,000	3,000	3,000
Stengel Hill Architecture, LLC(m)(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,507	1,507	1,507
Stengel Hill Architecture, LLC(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	825	825	825
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	1,425	—	—
Straine Dental Management, LLC(m)(u)	S+742, 2.00% SOFR Floor	11/25/2030	Healthcare & Pharmaceuticals	11,759	11,653	11,641
Straine Dental Management, LLC	0.25% Unfunded	5/25/2027	Healthcare & Pharmaceuticals	3,618	—	(36)
Straine Dental Management, LLC(u)	S+724, 2.00% SOFR Floor	11/25/2030	Healthcare & Pharmaceuticals	123	105	122
Tactical Air Support, Inc.(m)(u)	S+750, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	11,100	11,100	11,100
Tactical Air Support, Inc.(m)(u)	S+750, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,925	1,925	1,925
Tactical Air Support, Inc.(m)(u)	S+750, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,850	1,818	1,850
Tactical Air Support, Inc.	0.75% Unfunded	12/22/2028	Aerospace & Defense	2,000	—	—
Thrill Holdings LLC(v)	S+600, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	18,217	18,217	13,669
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	(404)
TMK Hawk Parent, Corp.(u)	S+400, 1.00% SOFR Floor	6/30/2029	Services: Business	7,488	7,488	7,385
TMK Hawk Parent, Corp.(p)	0.00% Unfunded	10/28/2026	Services: Business	780	—	—
Trademark Global, LLC(q)(r)(t)(v)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	21,266	19,288	10,128
Trammell, P.C.(t)(u)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	17,963	17,963	17,963
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,525	1,426	542
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	115
Wok Holdings Inc.(m)(n)(u)	S+625, 0.00% SOFR Floor	9/3/2029	Beverage, Food & Tobacco	24,257	23,731	23,105
WorkGenius, Inc.(m)(n)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	22,741	22,741	22,741
WorkGenius, Inc.(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	746	750
WorkGenius, Inc.(m)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	7,421	7,421	7,421
Xenon Arc, Inc.(m)(v)	S+575, 0.75% SOFR Floor	12/20/2028	High Tech Industries	3,787	3,758	3,792
Total Senior Secured First Lien Debt					1,531,779	1,375,487
Senior Secured Second Lien Debt - 0.0%
RA Outdoors, LLC(q)(t)(v)	S+900, 1.00% SOFR Floor	12/31/2027	Media: Diversified & Production	2,372	2,218	—
Total Senior Secured Second Lien Debt					2,218	—
Collateralized Securities and Structured Products - Equity - 0.8%
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(h)(aa)	5.98% Estimated Yield	4/28/2039	Diversified Financials	5,000	4,969	5,033
Total Collateralized Securities and Structured Products - Equity					4,969	5,033
Unsecured Debt - 1.0%
Klein Hersh, LLC(m)(p)	0.00%	4/27/2032	Services: Business	4,368	988	251
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,308	22,860	4,840
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,763	1,763	1,695
Total Unsecured Debt					25,611	6,786
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)

Portfolio Company(a)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 47.8%
ACS Holdings LLC, Class A-1 Membership Units(o)(p)(s)		Healthcare & Pharmaceuticals	40,415,901 Units	—	—
ALA Holdco LLC, Class A Units(p)(s)		Capital Equipment	9,000 Units	5,432	5,437
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(p)(r)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(aa)		Energy: Oil & Gas	511,255 Units	—	339
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)		Banking, Finance, Insurance & Real Estate	8,800,606 Units	11,360	10,473
Avison Young (Canada) Inc., Class F Common Shares(p)		Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	—
Carestream Health Holdings, Inc., Common Stock(p)(r)		Healthcare & Pharmaceuticals	1,496,886 Units	24,839	37,602
CF Arch Holdings LLC, Class A Units		Services: Business	380,952 Units	381	705
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)		Diversified Financials	22,072,841 Units	22,073	9,992
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)		Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units(p)		Construction & Building	849,201 Units	237	582
David's Bridal Holdings, LLC, Preferred Units(p)(s)		Retail	1,000 Units	10,820	9,500
David's Bridal Holdings, LLC, Class A Common Units(p)(s)		Retail	876,920 Units	23,130	5,924
David's Bridal Holdings, LLC, Class B Common Units(p)(s)		Retail	441,441 Units	6,978	2,982
EBSC Holdings LLC, Preferred Units (10% Return)		Consumer Goods: Durable	2,000 Units	2,407	2,488
FWS Parent Holdings, LLC, Class A Membership Interests(p)		Services: Business	35,242 Units	800	627
Heritage Litigation Trust, Restricted Stock(p)		Energy: Electricity	238,375 Units	100	139
Instant Web Holdings, LLC, Class A Common Units(p)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)		Retail	8,888,354 Units	10,740	10,933
Isagenix Worldwide, Inc., Common Shares(p)(r)		Beverage, Food & Tobacco	787,149 Units	8,987	—
JuicePlus Topco, LLC, Membership Units(p)(s)		Beverage, Food & Tobacco	271,637 Units	31,238	18,835
K&N Holdco, LLC, Membership Units(p)		Consumer Goods: Durable	743,846 Units	8,927	1,488
Language Education Holdings GP LLC, Common Units(p)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)		Services: Business	366,667 Units	825	—
LB NewHoldco LLC, Voting Units(p)		Hotel, Gaming & Leisure	123,568 Units	4,200	332
Longview Intermediate Holdings C, LLC, Membership Units(r)(aa)		Energy: Electricity	1,495,714 Units	12,917	106,525
Mount Logan Capital Inc., Common Stock(f)(h)(aa)		Banking, Finance, Insurance & Real Estate	254,756 Units	3,534	912
New Giving Acquisition, Inc., Common Stock(aa)		Healthcare & Pharmaceuticals	4,630 Units	633	2,154
New HW Holdings Corp., Preferred Stock(p)(r)		Capital Equipment	14 Units	9,899	—
New HW Holdings Corp., Common Stock(p)(r)		Capital Equipment	119 Units	—	—
NS NWN Acquisition, LLC, Class A Preferred Units(aa)		High Tech Industries	111 Units	—	528
NS NWN Holdco LLC, Non-Voting Units(aa)		High Tech Industries	522 Units	—	160
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	1,974
Online Pharmacy Holdings, LLC, Series A Preferred Equity (5% Return)(r)		Healthcare & Pharmaceuticals	3,762,159 Units	3,279	1,731
Online Pharmacy Holdings, LLC, Series D-1 Common Equity(p)(r)		Healthcare & Pharmaceuticals	1,235 Units	—	—
Palmetto Clean Technology, Inc., Warrants(p)		High Tech Industries	724,112 Units	472	9,819
PLBY Group, Inc., Common Stock(f)(h)(p)		Consumer Goods: Non-Durable	2,216,105 Units	5,511	3,369
RumbleOn, Inc., Warrants(p)	8/14/2028	Automotive	60,606 Units	502	292
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,326	1,933
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	2,725
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	4,399
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	1,783
Sopris Topco, LLC, Common Units(p)(r)		Media: Diversified & Production	105 Units	—	—
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	10,414,785 Units	12,285	12,289
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	167,952 Units	19,985	20,549
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TG Parent NewCo LLC, Common Units(o)(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	6,124
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	96
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	12,059
White Tiger NewCo, LLC, Class A Units(p)(r)		Services: Business	76,140 Units	12,664	1,659
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	350
WorkGenius, LLC, Class A-1 Units(p)		Services: Business	7,567 Units	8,544	5,299
Yak Holding II, LLC, Series A Common Units(aa)		Construction & Building	127,419 Units	—	7
Total Equity				303,082	315,114
Short Term Investments - 14.7%(k)
First American Treasury Obligations Fund, Class Z Shares(m)(n)	3.55%(l)			97,054	97,054
Total Short Term Investments				97,054	97,054
TOTAL INVESTMENTS - 272.8%				$1,964,713	1,799,474
LIABILITIES IN EXCESS OF OTHER ASSETS - (172.8)%					(1,139,838)
NET ASSETS - 100.0%					$659,636
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, for each loan listed may not be the applicable SOFR rate as of March 31, 2026, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to March 31, 2026.
c.Fair value determined in good faith by CION Investment Management, LLC, or CIM, as the Company’s valuation designee, subject to oversight of the Company's board of directors (see Note 9 and Note 2), using significant unobservable inputs unless otherwise noted.
d.Represents amortized cost for debt securities and cost for equity investments.
e.Denominated in U.S. dollars unless otherwise noted.
f.Fair value determined using level 1 inputs.
g.The Company has entered into an agreement with the other lenders to purchase another $20,000 of the funded term loan on January 31, 2027 if certain conditions are satisfied.
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2026, 96.2% of the Company’s total assets represented qualifying assets.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)
i.Due to an annual cap in interest in the loan agreement, the all-in-rate on this loan as of March 31, 2026 was 4.26%.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of March 31, 2026.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of March 31, 2026 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with UBS AG, or UBS, as of March 31, 2026 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of March 31, 2026.
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2025 and March 31, 2026, along with transactions during the three months ended March 31, 2026 in these affiliated investments, were as follows:

		Three Months Ended March 31, 2026				Three Months Ended March 31, 2026
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2025	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2026	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Appalachian Resource Company, LLC
First Lien Term Loan	$—	$10,681	$—	$(278)	$10,403	$—	$339	$—	$—
First Lien Delayed Draw Term Loan	—	6,315	—	68	6,383	—	227	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	12,913	127	(11,535)	(1,505)	—	(1,079)	414	—	—
First Lien Term Loan	—	8,500	—	64	8,564	—	51	—	—
Carestream Health Holdings Inc.
Common Shares	18,081	3,076	—	16,445	37,602	—	—	—	—
Hollander Intermediate LLC
First Lien Term Loan	14,651	2,361	(20,851)	3,839	—	—	1,143	—	—
HW Acquisition, LLC
Revolving Loan	2,877	606	—	4,636	8,119	—	1	—	—
First Lien Term Loan	3,033	—	—	(3,033)	—	—	—	—	—
Instant Web, LLC
Revolving Loan	2,422	4,394	(4,218)	3	2,601	—	69	—	—
Priming Term Loan	632	—	(11)	(1)	620	—	16	—	—
First Lien Term Loan	35,642	1,557	—	(1,980)	35,219	—	1,557	—	—
First Lien Delayed Draw Term Loan	1,567	46	—	2	1,615	—	44	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	10,755	—	—	178	10,933	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	4,857	236	—	(111)	4,982	—	296	—	—
Isagenix Worldwide, Inc.
Common Shares	—	—	—	—	—	—	—	—	—
LAV Gear Holdings, Inc.
First Lien Term Loan	13,894	140	(40)	(588)	13,406	—	393	—	—
First Lien Term Loan	5,135	50	(13)	(57)	5,115	—	130	—	—
Revolving Loan	(7)	146	—	(8)	131	—	1	—	—
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)

		Three Months Ended March 31, 2026				Three Months Ended March 31, 2026
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2025	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2026	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Lift Brands, Inc.
Term Loan A	21,682	—	(247)	102	21,537	—	603	—	—
Term Loan B	7,212	109	—	102	7,423	—	172	—	—
Term Loan C	8,006	240	—	106	8,352	—	240	—	—
Live Comfortably Inc.
Common Stock	—	—	—	—	—	1,238	—	—	—
Longview Intermediate Holdings C, LLC
Membership Units	105,657	—	—	868	106,525	—	—	2,991	—
New HW Holdings Corp.
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
Online Pharmacy Holdings, LLC
Series A Preferred Equity	3,913	—	—	(2,182)	1,731	—	—	46	—
Series D Preferred Equity	—	—	—	—	—	—	—	—	—
Optio Rx, LLC
First Lien Term Loan	14,880	533	—	(232)	15,181	—	517	—	—
Revolving Loan	709	26	—	(21)	714	—	25	—	—
RA Outdoors, LLC
Revolving Loan	1,041	32	(25)	(112)	936	—	6	—	—
First Lien Term Loan	10,885	333	—	(1,430)	9,788	—	335	—	—
Delayed Draw Term Loan	(99)	753	—	(123)	531	—	—	—	—
Second Lien Term Loan	—	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	5,047	—	—	(648)	4,399	—	—	—	—
Warrants	2,046	—	—	(263)	1,783	—	—	—	—
Sopris Topco, LLC
Common Units	—	—	—	—	—	—	—	—	—
SRA Parent, LLC
Preferred Equity	11,971	312	—	6	12,289	—	—	308	—
Common Equity	20,289	—	—	260	20,549	—	—	—	—
STATinMED, LLC
First Lien Term Loan	4,200	—	—	(4,200)	—	—	—	—	—
Senior Term Loan	733	—	—	(226)	507	—	186	—	—
Senior Superpriority Term Loan	199	—	—	(11)	188	—	35	—	—
Senior Superpriority Term Note	2,090	—	—	(284)	1,806	—	351	—	—
Senior Superpriority Term Note	—	218	—	884	1,102	—	—	—	—
STATinMed Parent, LLC
Class A Preferred Units	—	—	—	—	—	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
TG Parent NewCo LLC
Common Equity	—	—	—	—	—	—	—	—	—
Trademark Global, LLC
First Lien Term Loan	9,848	—	(105)	385	10,128	—	(105)	—	—
White Tiger NewCo, LLC
Common Equity	7,574	—	—	(5,915)	1,659	—	—	—	—
Totals	$364,335	$40,791	$(37,045)	$4,740	$372,821	$159	$7,046	$3,345	$—
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2025 and March 31, 2026, along with transactions during the three months ended March 31, 2026 in these controlled investments, were as follows:

		Three Months Ended March 31, 2026				Three Months Ended March 31, 2026
Controlled Investments	Fair Value at December 31, 2025	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2026	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Adapt Laser Acquisition, Inc.
Revolving Loan	$1,440	$560	$—	$—	$2,000	$—	$42	$—	$—
First Lien Term Loan	10,148	—	—	—	10,148	—	277	—	—
ALA Holdco LLC
Class A Units	5,348	—	—	89	5,437	—	—	—	—
American Clinical Solutions LLC
First Lien Term Loan	23,133	2,299	—	(1,319)	24,113	—	794	—	—
Delayed Draw Term Loan	—	—	—	(600)	(600)	—	4	—	—
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
CION/EagleTree Partners, LLC
Senior Secured Note	36,037	—	—	—	36,037	—	1,244	—	—
Participating Preferred Shares	13,679	—	—	(3,687)	9,992	—	—	—	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Secured Loan Receivable	2,765	2,250	(1,550)	(89)	3,376	—	25	—	—
Exit First Lien Term Loan	82,548	—	—	(464)	82,084	—	2,389	—	—
Incremental First Lien Term Loan	16,622	—	—	62	16,684	—	421	—	—
Fourteenth Amendment Term Loan	9,792	47	—	(34)	9,805	—	308	—	—
Incremental First Lien Term Loan	9,219	1,000	—	(57)	10,162	—	286	—	—
David's Bridal Holdings, LLC
Preferred Units	9,500	—	—	—	9,500	—	—	—	—
Class A Common Units	9,510	—	—	(3,586)	5,924	—	—	—	—
Class B Common Units	4,787	—	—	(1,805)	2,982	—	—	—	—
JP Intermediate B, LLC
First Out New Money Term Loan	6,889	—	(17)	—	6,872	—	183	—	—
Second Out Term Loan	23,561	—	—	(136)	23,425	—	623	—	—
Third Out Term Loan	1,410	44	—	712	2,166	—	49	—	—
Common Shares	23,282	—	—	(4,447)	18,835	—	—	—	—
Totals	$289,670	$6,200	$(1,567)	$(15,361)	$278,942	$—	$6,645	$—	$—
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(in thousands)
t.As of March 31, 2026, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	3.85%	10.85%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	9.46%	9.46%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	10.00%	10.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	1.00%	1.00%
Appalachian Resource Company, LLC	Senior Secured First Lien Debt	—	13.77%	13.77%
Appalachian Resource Company, LLC	Senior Secured First Lien Debt	—	8.77%	8.77%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	5.29%	5.85%	11.14%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	—	12.17%	12.17%
Berlitz Holdings, Inc.	Senior Secured First Lien Debt	—	12.79%	12.79%
Carestream Health, Inc.	Senior Secured First Lien Debt	—	8.17%	8.17%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	7.00%	5.31%	12.31%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
FuseFX, LLC	Senior Secured First Lien Debt	4.93%	5.00%	9.93%
Heritage Power, LLC	Senior Secured First Lien Debt	3.70%	5.50%	9.20%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	15.78%	15.78%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	9.66%	9.66%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	11.75%	11.75%
Instant Web, LLC	Senior Secured First Lien Debt	—	10.79%	10.79%
Invincible Boat Company LLC	Senior Secured First Lien Debt	8.00%	3.32%	11.32%
Isagenix International, LLC	Senior Secured First Lien Debt	2.28%	8.99%	11.27%
K&N Parent, Inc.	Senior Secured First Lien Debt	7.03%	5.00%	12.03%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	6.17%	3.44%	9.61%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lux Credit Consultants LLC	Senior Secured First Lien Debt	—	10.95%	10.95%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Optio Rx, LLC	Senior Secured First Lien Debt	—	13.68%	13.68%
RA Outdoors, LLC	Senior Secured Second Lien Debt	—	12.81%	12.81%
RA Outdoors, LLC	Senior Secured First Lien Debt	—	10.89%	10.89%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	15.78%	15.78%
RumbleOn, Inc.	Senior Secured First Lien Debt	10.68%	1.00%	11.68%
STATinMED, LLC	Senior Secured First Lien Debt	—	13.28%	13.28%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	—	12.46%	12.46%
Trammell, P.C.	Senior Secured First Lien Debt	—	19.28%	19.28%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
u.The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
v.The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
w.The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%.
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Celerity Acquisition Holdings, LLC(m)(t)(v)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	15,950	15,944	15,950
Cennox, Inc.(m)(n)(t)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	38,332	38,086	37,852
Cennox, Inc.(t)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	2,989	2,989	2,951
Cennox, Inc.(p)	0.00% Unfunded	5/4/2029	Services: Business	30	—	—
Cennox, Inc.(t)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	1,970	1,970	1,945
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(m)(n)(v)	S+800, 1.00% SOFR Floor	6/17/2027	Construction & Building	24,835	24,840	24,959
Core Health & Fitness, LLC(m)(u)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,700	19,474	20,094
CrossLink Professional Tax Solutions, LLC (m)(v)	S+525, 1.00% SOFR Floor	6/30/2028	High Tech Industries	14,775	14,639	14,775
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	982	(22)	—
CrossLink Professional Tax Solutions, LLC(v)	S+525, 1.00% SOFR Floor	6/30/2028	High Tech Industries	1,227	1,230	1,227
David's Bridal, LLC(s)(u)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	92,881	92,881	82,548
David's Bridal, LLC(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	16,747	16,747	16,622
David's Bridal, LLC(g)(s)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	10,000	9,604	9,792
David's Bridal, LLC(s)(u)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	11,000	11,000	9,694
David's Bridal, LLC(s)(y)	0.00%	12/21/2027	Retail	1,795	1,773	1,596
David's Bridal, LLC(s)(y)	0.00%	12/21/2027	Retail	1,315	1,298	1,169
David's Bridal, LLC(p)(s)	0.00% Unfunded	12/31/2026	Retail	4,000	—	(475)
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,074	8,986	9,074
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,131	4,090	4,131
Dermcare Management, LLC (u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,343	1,343	1,343
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(v)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,719	2,697	2,246
Entertainment Studios P&A LLC(v)	S+900, 1.00% SOFR Floor	9/30/2030	Media: Diversified & Production	34,472	34,473	34,472
Entertainment Studios P&A LLC(j)(aa)	5.00%	5/18/2037	Media: Diversified & Production	—	—	198
ESP Associates, Inc.(m)(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,511	8,414	8,510
ESP Associates, Inc.(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	197	171	197
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,118	—	—
FuseFX, LLC(m)(t)(v)	S+600, 1.00% SOFR Floor	9/30/2027	Media: Diversified & Production	21,451	21,451	20,954
Future Pak, LLC(m)(n)(u)	S+650, 2.00% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	23,750	23,750	23,750
Gold Medal Holdings, Inc.(m)(n)(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	27,065	26,957	27,065
Gold Medal Holdings, Inc.(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	863	863	863
Gold Medal Holdings, Inc.	1.00% Unfunded	3/17/2027	Environmental Industries	1,632	(11)	—
Heritage Power, LLC(v)	S+550, 1.00% SOFR Floor	7/20/2028	Energy: Electricity	1,192	1,192	1,180
Hilliard, Martinez & Gonzales, LLP(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	27,219	27,214	26,811
Hollander Intermediate LLC(r)(u)	S+300, 3.00% SOFR Floor	9/19/2027	Consumer Goods: Durable	18,800	18,490	14,651
Homer City Generation, L.P.(t)	15.00%	4/16/2028	Energy: Electricity	18,331	18,415	17,598
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Homer City Generation, L.P.(t)	17.00%	4/16/2028	Energy: Electricity	15,502	15,501	15,657
HW Acquisition, LLC(q)(r)(t)(v)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	5,696	5,688	3,033
HW Acquisition, LLC(r)(t)	Prime+500	9/28/2026	Capital Equipment	5,402	5,400	2,877
ICA Foam Holdings, LLC(m)(v)	S+600, 1.00% SOFR Floor	12/5/2026	Containers, Packaging & Glass	18,676	18,676	18,652
Inotiv, Inc.(t)(v)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	20,466	20,075	17,652
Instant Web, LLC(r)(t)(u)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	57,142	57,142	35,642
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	2,559	2,559	2,460
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,699	1,699	1,634
Instant Web, LLC(r)(u)	Prime+375, 4.00% Prime Floor	2/25/2027	Media: Advertising, Printing & Publishing	622	622	632
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	973	—	(38)
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,731	—	(67)
Invincible Boat Company LLC(m)(t)(u)	S+800, 1.50% SOFR Floor	3/31/2028	Consumer Goods: Durable	13,473	13,443	12,160
Invincible Boat Company LLC(t)(u)	S+750, 1.50% SOFR Floor	3/31/2028	Consumer Goods: Durable	1,117	1,117	1,008
Invincible Boat Company LLC	0.50% Unfunded	8/31/2027	Consumer Goods: Durable	80	—	(8)
INW Manufacturing, LLC(m)(n)(v)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	17,640	17,398	17,464
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	6,810	6,779	6,810
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	1,857	1,849	1,857
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	816	(3)	—
Isagenix International, LLC(r)(t)(v)	S+750, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	10,279	10,279	4,857
JP Intermediate B, LLC(m)(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	27,159	27,159	23,561
JP Intermediate B, LLC(m)(s)(v)	S+700, 1.00% SOFR Floor	9/30/2030	Beverage, Food & Tobacco	6,889	6,889	6,889
JP Intermediate B, LLC(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	1,649	130	1,410
K&N Parent, Inc.(t)(u)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	6,020	6,020	5,524
K&N Parent, Inc.(m)(u)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,146	4,074	4,218
Klein Hersh, LLC(i)(u)	S+850, 0.50% SOFR Floor	4/27/2028	Services: Business	23,048	21,121	20,887
LAV Gear Holdings, Inc.(m)(r)(t)(u)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	16,274	16,274	13,894
LAV Gear Holdings, Inc.(n)(r)(t)(u)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	5,187	4,984	5,135
LAV Gear Holdings, Inc.(r)	0.50% Unfunded	7/31/2029	Services: Business	726	(73)	(7)
Lift Brands, Inc.(m)(n)(r)(u)	S+750, 1.00% SOFR Floor	9/30/2026	Services: Consumer	21,388	21,388	21,682
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	7,321	7,292	7,212
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	8,245	8,135	8,006
Lux Credit Consultants LLC(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	18,508	18,508	14,436
Lux Credit Consultants LLC(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	1,936	1,936	1,510
Lux Credit Consultants LLC(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	883	883	689
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 44.5%
ACS Holdings LLC, Class A-1 Membership Units(p)(s)		Healthcare & Pharmaceuticals	38,415,901 Units	—	—
ALA Holdco LLC, Class A Units(p)(s)		Capital Equipment	9,000 Units	5,432	5,348
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(p)(r)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(aa)		Energy: Oil & Gas	511,255 Units	1,642	2,173
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)		Banking, Finance, Insurance & Real Estate	8,800,606 Units	11,021	7,833
Avison Young (Canada) Inc., Class F Common Shares(p)		Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	—
Carestream Health Holdings, Inc., Common Stock(p)(r)		Healthcare & Pharmaceuticals	617,927 Units	21,762	18,081
CF Arch Holdings LLC, Class A Units(p)		Services: Business	380,952 Units	381	705
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)		Diversified Financials	22,072,841 Units	22,073	13,679
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(p)(s)		Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units(p)		Construction & Building	849,201 Units	237	626
David's Bridal Holdings, LLC, Preferred Units(p)(s)		Retail	1,000 Units	10,820	9,500
David's Bridal Holdings, LLC, Class A Common Units(p)(s)		Retail	876,920 Units	23,130	9,510
David's Bridal Holdings, LLC, Class B Common Units(p)(s)		Retail	441,441 Units	6,978	4,787
EBSC Holdings LLC, Preferred Units (10% Return)		Consumer Goods: Durable	2,000 Units	2,349	2,454
FWS Parent Holdings, LLC, Class A Membership Interests(p)		Services: Business	35,242 Units	800	614
Heritage Litigation Trust, Restricted Stock(p)		Energy: Electricity	238,375 Units	100	131
Instant Web Holdings, LLC, Class A Common Units(p)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)		Retail	8,888,354 Units	10,740	10,755
Isagenix Worldwide, Inc., Common Shares(p)(r)		Beverage, Food & Tobacco	787,149 Units	8,988	—
JuicePlus Topco, LLC, Membership Units(p)(s)		Beverage, Food & Tobacco	271,637 Units	31,238	23,282
K&N Holdco, LLC, Membership Units(p)		Consumer Goods: Durable	743,846 Units	8,927	1,488
Language Education Holdings GP LLC, Common Units(p)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)		Services: Business	366,667 Units	825	381
LB NewHoldco LLC, Voting Units(p)		Hotel, Gaming & Leisure	123,568 Units	4,200	432
Live Comfortably Inc., Common Stock(p)(r)		Consumer Goods: Durable	8,654 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(r)(aa)		Energy: Electricity	1,495,714 Units	12,917	105,657
Mount Logan Capital Inc., Common Stock(f)(h)(aa)		Banking, Finance, Insurance & Real Estate	254,756 Units	3,534	2,102
New Giving Acquisition, Inc., Warrants(aa)		Healthcare & Pharmaceuticals	4,630 Units	633	2,167
New HW Holdings Corp., Preferred Stock(p)(r)		Capital Equipment	14 Units	9,899	—
New HW Holdings Corp., Common Stock(p)(r)		Capital Equipment	119 Units	—	—
NS NWN Acquisition, LLC, Class A Preferred Units(aa)		High Tech Industries	111 Units	—	521
NS NWN Holdco LLC, Non-Voting Units(aa)		High Tech Industries	522 Units	—	158
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	1,508
Online Pharmacy Holdings, LLC, Series A Preferred Equity (5% Return)(r)		Healthcare & Pharmaceuticals	3,762,159 Units	3,231	3,913
Online Pharmacy Holdings, LLC, Series D-1 Common Equity(p)(r)		Healthcare & Pharmaceuticals	1,235 Units	—	—
Palmetto Clean Technology, Inc., Warrants(p)		High Tech Industries	724,112 Units	472	9,906
PLBY Group, Inc., Common Stock(f)(h)(p)		Consumer Goods: Non-Durable	2,216,105 Units	5,511	4,166
RumbleOn, Inc., Warrants(p)	8/14/2028	Automotive	60,606 Units	502	227
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,327	1,712
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	2,382
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	5,047
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	2,046
Sopris Topco, LLC, Common Units(p)(r)		Media: Diversified & Production	105 Units	—	—
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	10,414,785 Units	11,973	11,971
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	167,952 Units	19,985	20,289
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
TG Parent NewCo LLC, Common Units(o)(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	5,470
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	94
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	11,986
White Tiger NewCo, LLC, Class A Units(p)(r)		Services: Business	76,140 Units	12,664	7,574
WorkGenius, LLC, Class A-1 Units(p)		Services: Business	5,123 Units	6,833	3,741
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	365
Yak Holding II, LLC, Series A Common Units(aa)		Construction & Building	127,419 Units	—	7
Total Equity				299,181	314,788
Short Term Investments - 16.4%(k)
First American Treasury Obligations Fund, Class Z Shares	3.64%(l)			116,010	116,010
Total Short Term Investments				116,010	116,010
TOTAL INVESTMENTS - 256.2%				$1,942,096	1,812,990
LIABILITIES IN EXCESS OF OTHER ASSETS - (156.2)%					(1,105,362)
NET ASSETS - 100.0%					$707,628
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
c.Fair value determined in good faith by CIM, as the Company's valuation designee, subject to the oversight of the Company's board of directors (see Note 9 and Note 2), using significant unobservable inputs unless otherwise noted.
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
i.Due to an annual cap in interest in the loan agreement, the all-in rate on this loan as of December 31, 2025 was 4.61%.
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
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2025 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with UBS as of December 31, 2025 (see Note 8).
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
March 31, 2026
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
On October 5, 2021, the Company's shares of common stock commenced trading on the New York Stock Exchange, or the NYSE, under the ticker symbol “CION”, or the Listing. As a result, on October 5, 2021, the Company and CIM entered into the second amended and restated investment advisory agreement in order to implement the changes to the advisory fees payable from the Company to CIM that became effective upon the Listing that (i) reduced the annual base management fee, (ii) amended the structure of the subordinated incentive fee on income payable by the Company to CIM and reduced the hurdle and incentive fee rates, and (iii) reduced the incentive fee on capital gains payable by the Company to CIM (as described in further detail in Notes 2 and 4). On February 26, 2023, the Company’s shares of common stock and the Company's Series A Notes listed and commenced trading in Israel on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION” and “CION B1”, respectively. On October 9, 2024, the Company’s 7.50% Notes due 2029, or the 7.50% 2029 Notes, listed and commenced trading on the NYSE under the ticker symbol “CICB” and on February 12, 2026, the Company’s 7.50% Notes due 2031, or the 7.50% 2031 Notes, listed and commenced trading on the NYSE under the ticker symbol “CICC”.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
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
Recent Accounting Pronouncement
In November 2024, the Financial Accounting Standards Board, or FASB, issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03. ASU 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect that the application of this guidance will have a material effect on its consolidated financial statements.
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $97,054 and $116,010 of such investments at March 31, 2026 and December 31, 2025, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
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
One of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, or CIC Holdco, has elected to be treated as a taxable entity for U.S. federal income tax purposes. As a result, CIC Holdco is not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of March 31, 2026 or December 31, 2025.
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
Valuation of Portfolio Investments
The fair value of the Company’s investments is determined quarterly in good faith by CIM, as the Company’s valuation designee, designated by and subject to the oversight of the Company's board of directors pursuant to Rule 2a-5 of the 1940 Act and pursuant to CIM's consistently applied valuation procedures and valuation process in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. The Company’s board of directors and the audit committee of the board of directors, the latter of which is comprised solely of independent directors, oversees the activities, methodology and processes of the valuation designee. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Inputs used to measure these fair values are classified into the following hierarchy:
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
March 31, 2026
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
March 31, 2026
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
The Company has investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of March 31, 2026 and December 31, 2025.
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
March 31, 2026
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
Capital Gains Incentive Fee
Pursuant to the terms of the investment advisory agreement the Company entered into with CIM, the incentive fee on capital gains earned on liquidated investments of the Company’s investment portfolio during operations is determined and payable in arrears as of the end of each calendar year. Under the investment advisory agreement, such fee equals 17.5% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees.
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
March 31, 2026
(in thousands, except share and per share amounts)
Note 3. Share Transactions
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended March 31,				Year Ended December 31,
	2026		2025		2025
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from offerings	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(1,116,053)	(9,719)	(185,862)	(2,172)	(1,771,403)	(17,190)
Net shares/amounts for share transactions	(1,116,053)	$(9,719)	(185,862)	$(2,172)	(1,771,403)	$(17,190)

Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2026, the Company sold 50,301,813 shares of common stock for net proceeds of $1,095,089. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $297,648, for which the Company repurchased 19,967,554 shares of common stock. As of March 31, 2026, 19,967,554 shares of common stock repurchased had been retired.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
The following table summarizes the share repurchases completed during the year ended December 31, 2025 and the three months ended March 31, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2025
January 1 to January 31, 2025	89,466	$11.29	89,466	$20,758
February 1 to February 28, 2025	63,383	12.01	63,383	19,998
March 1 to March 31, 2025	33,013	12.13	33,013	19,598
April 1 to April 30, 2025	315,943	9.36	315,943	16,648
May 1 to May 31, 2025	95,782	9.76	95,782	15,714
June 1 to June 30, 2025	287,840	9.26	287,840	13,056
July 1 to July 31, 2025	230,738	9.86	230,738	10,786
August 1 to August 31, 2025(2)	57,331	9.78	57,331	30,226
September 1 to September 30, 2025	42,255	9.96	42,255	29,806
October 1 to October 31, 2025	348,336	9.33	348,336	26,565
November 1 to November 30, 2025	90,964	9.25	90,964	25,725
December 1 to December 31, 2025	116,352	9.59	116,352	24,611
Total for the year ended December 31, 2025	1,771,403		1,771,403

2026
January 1 to January 31, 2026	382,472	$9.45	382,472	$21,005
February 1 to February 28, 2026	460,725	8.68	460,725	17,015
March 1 to March 31, 2026	272,856	7.72	272,856	14,915
Total for the three months ended March 31, 2026	1,116,053		1,116,053
(1)Amounts do not include any commissions paid to Wells Fargo on shares repurchased.
(2)Includes an additional $20,000 of shares of the Company’s common stock that may be repurchased under the share repurchase policy approved by the board of directors on August 5, 2025.
From April 1, 2026 to April 29, 2026, the Company repurchased 512,603 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $3,790, or an average purchase price of $7.39 per share. As of April 29, 2026, 20,086,032 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,		Year Ended December 31,
Entity	Capacity	Description	2026	2025	2025
CIM	Investment adviser	Management fees(1)	$6,105	$6,625	$26,076
CIM	Investment adviser	Incentive fees(1)	2,728	4,084	19,736
CIM	Administrative services provider	Administrative services expense(1)	1,376	1,279	5,180
			$10,209	$11,988	$50,992
(1)Amounts charged directly to operations.

The Company has entered into an investment advisory agreement with CIM. On August 5, 2025, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2025. Pursuant to the second amended and restated investment advisory agreement, which became effective upon the Listing on October 5, 2021, CIM is paid an incentive fee based on the Company's performance, as described below, and an annual base management fee equal to 1.5% of the average value of the Company’s gross assets (including cash pledged as collateral for the Company’s secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets), to the extent that the Company’s asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee is reduced to 1.0% for any such gross assets purchased with leverage resulting in the Company’s asset coverage ratio dropping below 200%. On December 30, 2021, shareholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. As a result, commencing on December 31, 2021, the Company is required to maintain asset coverage for its senior securities of 150% (i.e., $2 of debt outstanding for each $1 of equity) rather than 200%. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on the Company's net assets, equal to 1.625% per quarter, or an annualized rate of 6.5%. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the period, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the investment advisory agreement and the administration agreement with CIM, and any other operating expenses but excluding the applicable incentive fees). Pre-incentive fee net investment income also includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and any other income accrued that the Company has not yet received in cash. CIM is not under any obligation to reimburse the Company for any part of the subordinated incentive fee on income CIM received that was based on accrued income that the Company never actually received.
Under the second amended and restated investment advisory agreement, the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income that exceeds the annualized rate of 7.879%. For the three months ended March 31, 2026 and 2025, the Company recorded subordinated incentive fees on income of $2,728 and $4,084, respectively. As of March 31, 2026 and December 31, 2025, the liabilities recorded for subordinated incentive fees were $2,728 and $3,882, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025, the Company had no liability for and did not record any capital gains incentive fees.

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
As of March 31, 2026 and December 31, 2025, the total liability payable to CIM and its affiliates was $10,204 and $12,487, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2026 and December 31, 2025, respectively.

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
The Company’s management declared and the Company's board of directors ratified distributions for 4 and 3 record dates during the year ended December 31, 2025 and the three months ended March 31, 2026, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
The following table presents distributions per share that were declared during the year ended December 31, 2025 and the three months ended March 31, 2026:

	Distributions
Three Months Ended	Per Share	Amount
2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
December 31, 2025 (one record date)	0.36	18,552
Total distributions for the year ended December 31, 2025	$1.44	$75,361

2026
March 31, 2026 (three record dates)	$0.30	$15,242
Total distributions for the three months ended March 31, 2026	$0.30	$15,242
On March 9, 2026, the Company’s co-chief executive officers declared base distributions of $0.10 per share for each of April, May and June 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 9, 2026	April 10, 2026	April 24, 2026	$0.10
March 9, 2026	May 15, 2026	May 29, 2026	0.10
March 9, 2026	June 12, 2026	June 26, 2026	0.10
			$0.30

On May 4, 2026, the Company’s co-chief executive officers declared base distributions of $0.10 per share for each of July, August and September 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
May 4, 2026	July 17, 2026	July 31, 2026	$0.10
May 4, 2026	August 14, 2026	August 28, 2026	0.10
May 4, 2026	September 11, 2026	September 25, 2026	0.10
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
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

The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the year ended December 31, 2025 and the three months ended March 31, 2026 pursuant to the DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
2025
January 1 to January 31, 2025	19,368	$11.49	19,368	(1)
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025	—	—	—	—
April 1 to April 30, 2025	159,518	9.13	159,518	(1)
May 1 to May 31, 2025	—	—	—	—
June 1 to June 30, 2025	151,264	9.29	151,264	(1)
July 1 to July 31, 2025	—	—	—	—
August 1 to August 31, 2025	—	—	—	—
September 1 to September 30, 2025	136,868	10.07	136,868	(1)
October 1 to October 31, 2025	—	—	—	—
November 1 to November 30, 2025	—	—	—	—
December 1 to December 31, 2025	136,151	10.08	136,151	(1)
Total for the year ended December 31, 2025	603,169	$9.67	603,169	(1)

2026
January 1 to January 31, 2026	41,483	$9.21	41,483	(1)
February 1 to February 28, 2026	47,550	8.11	47,550	(1)
March 1 to March 31, 2026	58,144	6.83	58,144	(1)
Total for the three months ended March 31, 2026	147,177	$7.91	147,177	(1)
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
March 31, 2026
(in thousands, except share and per share amounts)
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended March 31,						Year Ended December 31,
	2026			2025			2025
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.30	$15,242	100.0%	$0.36	$19,149	100.0%	$1.44	$75,361	100.0%
Total distributions	$0.30	$15,242	100.0%	$0.36	$19,149	100.0%	$1.44	$75,361	100.0%

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the year ended December 31, 2025. The Company will also be subject to nondeductible federal excise taxes of 4% if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2025 were characterized as ordinary income distributions for federal income tax purposes.
The tax components of accumulated earnings or losses for the current year will be determined at year end. As of December 31, 2025, the components of accumulated income (losses) on a tax basis were as follows:

December 31, 2025
Undistributed ordinary income	$1,856
Other accumulated losses(1)	(70,218)
Net unrealized depreciation on investments	(226,676)
Total accumulated losses	$(295,038)
(1)Includes short term capital loss carryforwards of $0 and long term capital loss carryforwards of $66,847.
As of March 31, 2026, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $123,878; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $387,848; the net unrealized depreciation was $263,970; and the aggregate cost of securities for Federal income tax purposes was $2,063,444.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of March 31, 2026 and December 31, 2025 at amortized cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,531,779	$1,375,487	80.8%	$1,494,155	$1,370,525	80.8%
Senior secured second lien debt	2,218	—	—	2,218	—	—
Collateralized securities and structured products - equity	4,969	5,033	0.3%	4,969	5,028	0.3%
Unsecured debt	25,611	6,786	0.4%	25,563	6,639	0.4%
Equity	303,082	315,114	18.5%	299,181	314,788	18.5%
Subtotal/total percentage	1,867,659	1,702,420	100.0%	1,826,086	1,696,980	100.0%
Short term investments(2)	97,054	97,054		116,010	116,010
Total investments	$1,964,713	$1,799,474		$1,942,096	$1,812,990
(1)Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$237,836	14.0%	$250,178	14.7%
Healthcare & Pharmaceuticals	201,516	11.8%	191,483	11.3%
Retail	182,147	10.7%	187,490	11.0%
Energy: Electricity	142,442	8.4%	140,223	8.2%
Media: Diversified & Production	115,842	6.8%	122,806	7.2%
Services: Consumer	114,034	6.7%	113,150	6.8%
Beverage, Food & Tobacco	97,418	5.7%	101,153	6.0%
Consumer Goods: Durable	94,477	5.5%	90,696	5.3%
Construction & Building	87,677	5.2%	65,493	3.9%
Banking, Finance, Insurance & Real Estate	71,888	4.2%	69,066	4.1%
High Tech Industries	54,864	3.2%	55,956	3.3%
Diversified Financials	51,062	3.0%	54,744	3.2%
Media: Advertising, Printing & Publishing	46,534	2.7%	47,644	2.8%
Environmental Industries	38,684	2.3%	27,928	1.6%
Capital Equipment	34,434	2.0%	31,599	1.9%
Consumer Goods: Non-Durable	26,965	1.6%	28,876	1.7%
Hotel, Gaming & Leisure	22,633	1.3%	22,733	1.3%
Containers, Packaging & Glass	18,602	1.1%	18,652	1.1%
Metals & Mining	16,786	1.0%	16,637	1.0%
Aerospace & Defense	14,875	0.9%	15,075	0.9%
Automotive	14,648	0.9%	27,145	1.6%
Transportation: Cargo	12,059	0.7%	11,986	0.7%
Energy: Oil & Gas	4,997	0.3%	6,267	0.4%
Subtotal/total percentage	1,702,420	100.0%	1,696,980	100.0%
Short term investments	97,054		116,010
Total investments	$1,799,474		$1,812,990

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)

	March 31, 2026		December 31, 2025
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,657,275	97.4%	$1,655,740	97.6%
Canada	38,138	2.2%	34,704	2.0%
Cayman Islands	5,033	0.3%	5,028	0.3%
Bermuda	1,974	0.1%	1,508	0.1%
Subtotal/total percentage	1,702,420	100.0%	1,696,980	100.0%
Short term investments	97,054		116,010
Total investments	$1,799,474		$1,812,990
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of March 31, 2026 and December 31, 2025, investments on non-accrual status represented 1.5% and 1.8%, respectively, of the Company's investment portfolio on a fair value basis.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2026 and December 31, 2025, the Company’s unfunded commitments amounted to $57,488 and $47,779, respectively. As of April 29, 2026, the Company’s unfunded commitments amounted to $53,655. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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
On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to the Company and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. On November 16, 2023, the Company purchased a portion of the CION/EagleTree Notes held by ET-BC. As a result, as of March 31, 2026, the Company held $36,037 and ET-BC held $2,965 of the CION/Eagletree Notes. On March 4, 2026, CION/EagleTree extended the maturity date of the senior secured notes from December 21, 2026 to December 21, 2027. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to the Company.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of March 31, 2026:

Portfolio Company	Interest	Industry	Principal/ Par Amount/ Units	Cost	Fair Value
Equity
American Clinical Solutions LLC, Class A Membership Interests(a)		Healthcare & Pharmaceuticals	6,030,384 Units	$5,200	$1,568
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(a)		Media: Diversified & Production	1,469 Units	486	—
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(a)		Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(a)		Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)		Diversified Financials	N/A	9,993	8,727
Carestream Health Holdings, Inc., Common Stock(a)		Healthcare & Pharmaceuticals	614,367 Units	21,759	15,433
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend		Healthcare & Pharmaceuticals	2,727,273 Units	9,861	16,309
CHC Medical Partners, Inc., Additional Series C Preferred Stock, 8% Dividend		Healthcare & Pharmaceuticals	183,723 Units	344	861
CTS Ultimate Holdings LLC, Class A Preferred Units(a)		Construction & Building	3,578,701 Units	1,000	2,454
HDNet Holdco LLC, Preferred Unit Call Option(a)		Media: Diversified & Production	1 Unit	—	—
Language Education Holdings GP LLC, Common Units(a)		Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(a)		Services: Business	133,333 Units	300	—
Skillsoft Corp., Class A Common Stock(a)(b)		High Tech Industries	12,171 Units	2,000	52
Spinal USA, Inc. / Precision Medical Inc., Warrants(a)		Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity				50,943	45,404
Short Term Investments(c)
First American Treasury Obligations Fund, Class Z Shares	3.55%(d)			5,278	5,278
Total Short Term Investments				5,278	5,278
TOTAL INVESTMENTS				$56,221	$50,682
a.Non-income producing security.
b.Fair value determined using level 1 inputs.
c.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
d.7-day effective yield as of March 31, 2026.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of March 31, 2026 and December 31, 2025:

Selected Balance Sheet Information:	March 31, 2026	December 31, 2025
Investments, at fair value (amortized cost of $56,221 and $56,772, respectively)	$50,682	$54,956
Dividend receivable on investments	171	186
Interest receivable on investments	48	67
Total assets	$50,901	$55,209

Senior secured notes (net of unamortized debt issuance costs of $17 and $23, respectively)	$38,985	$38,979
Other liabilities	161	137
Total liabilities	39,146	39,116
Members' capital	11,755	16,093
Total liabilities and members' capital	$50,901	$55,209
The following table includes selected statement of operations information for CION/EagleTree for the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025:

	Three Months Ended March 31,		Year Ended December 31,
Selected Statement of Operations Information:	2026	2025	2025
Total investment income	$458	$721	$2,329
Total expenses	1,553	1,578	6,332
Net realized gain (loss) on investments	480	56	(273)
Net change in unrealized (depreciation) appreciation on investments	(3,723)	1,290	(925)
Net (decrease) increase in net assets	$(4,338)	$489	$(5,201)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2026:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Secured Term Loan Credit Facility	SOFR+2.55%(1)	$200,000	$75,000	June 15, 2027
7.50% 2029 Notes(2)	U.S. Unsecured Public Bonds	7.50%	172,500	—	December 30, 2029
7.70% 2029 Notes(3)	Unsecured Notes	7.70%	125,000	—	December 15, 2029
7.41% 2027 Notes(4)	Unsecured Notes	7.41%	47,500	—	December 15, 2027
UBS Credit Facility	Secured Term Loan Credit Facility	SOFR+2.75%	100,000	25,000	February 13, 2028
7.50% 2031 Notes(2)	U.S. Unsecured Public Bonds	7.50%	135,000	—	March 31, 2031
Series A Notes(5)	Israel Unsecured Public Bonds	SOFR+3.82%	114,844	—	August 31, 2026
Tranche A Floating Rate 2027 Notes(6)	Unsecured Notes	SOFR+4.75%	100,000	—	November 8, 2027
Tranche B Floating Rate 2027 Notes(6)	Unsecured Notes	SOFR+3.90%	100,000	—	November 8, 2027
2022 Term Loan(6)	Unsecured Term Loan Facility	SOFR+3.50%	50,000	—	April 27, 2027
2024 Term Loan(6)	Unsecured Term Loan Facility	SOFR+3.80%	30,000	—	September 30, 2027
			$1,174,844	$100,000
(1)34th Street pays an annual administration fee of 0.20% on JPM's total financing commitment. The administration fee is included in interest expense in the consolidated statements of operations.
(2)As of March 31, 2026, the fair value of the 7.50% 2029 Notes was $170,982 and the fair value of the 7.50% 2031 Notes was $131,760, which were based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2026.
(3)As of March 31, 2026, the fair value of the 7.70% 2029 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2026.
(4)As of March 31, 2026, the fair value of the 7.41% 2027 Notes was $47,500, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2026.
(5)As of March 31, 2026, the fair value of the Series A Notes was $101,810, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2026.
(6)As of March 31, 2026, the outstanding amount of these debt obligations approximates their fair value. The fair value was estimated based on discounted cash flows using current market interest rates for similar debt with comparable terms and remaining maturities. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2026.
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
March 31, 2026
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
On September 25, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $675,000 to $600,000 and repaid $70,000 of outstanding borrowings. On September 30, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $600,000 to $562,500 and repaid $30,000 of outstanding borrowings. On November 15, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $562,500 to $468,750 and repaid $75,000 of outstanding borrowings. On December 31, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $468,750 to $406,250 and repaid $50,000 of outstanding borrowings. On September 30, 2025, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $406,250 to $375,000 and repaid $25,000 of outstanding borrowings. On March 30, 2026, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $375,000 to $275,000 and repaid $100,000 of outstanding borrowings. As of March 31, 2026, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $200,000 and the aggregate unfunded principal amount was $75,000. The carrying amount outstanding under the Third Amended JPM Credit Facility approximates its fair value.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
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
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2026, 34th Street was in compliance with all covenants and reporting requirements.
Through March 31, 2026, the Company incurred debt issuance costs of $18,070 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of March 31, 2026 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At March 31, 2026, the unamortized portion of the debt issuance costs was $2,457.
For the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Stated interest expense	$4,825	$6,173	$23,037
Amortization of deferred financing costs	501	501	2,034
Non-usage fee	187	163	767
Total interest expense	$5,513	$6,837	$25,838
Weighted average interest rate(1)	6.84%	7.38%	7.26%
Average borrowings	$297,778	$341,222	$322,630
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Third Amended JPM Credit Facility and is annualized for periods covering less than one year.
7.50% 2029 Notes
On October 3, 2024, the Company issued and sold $172,500 in aggregate principal amount of its unsecured 7.50% notes due 2029, or the 7.50% 2029 Notes, which included $22,500 in aggregate principal amount of the 7.50% 2029 Notes issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional 7.50% 2029 Notes to cover overallotments. The 7.50% 2029 Notes were issued pursuant to an Indenture, or the Base Indenture, and a First Supplemental Indenture, or the First Supplemental Indenture, and, together with the Base Indenture, the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee, or the Trustee. The Company used the net proceeds of the offering of the 7.50% 2029 Notes to pay down borrowings under the Company's senior secured credit facility with JPM. The 7.50% 2029 Notes began trading on the NYSE under the ticker symbol “CICB” on October 9, 2024.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC, and certain other exceptions, and to provide financial information to the holders of the 7.50% 2029 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of and for the three months ended March 31, 2026, the Company was in compliance with all covenants and reporting requirements.
Through March 31, 2026, the Company incurred debt issuance costs of $4,305 in connection with issuing the 7.50% 2029 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.50% 2029 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2026 and will amortize to interest expense over the term of the 7.50% 2029 Notes. At March 31, 2026, the unamortized portion of the debt issuance costs was $3,082.
For the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 7.50% 2029 Notes were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Stated interest expense	$3,234	$3,234	$12,937
Amortization of deferred financing costs	202	193	811
Total interest expense	$3,436	$3,427	$13,748
Weighted average interest rate(1)	7.50%	7.50%	7.50%
Average borrowings	$172,500	$172,500	$172,500
(1)Includes the stated interest expense on the 7.50% 2029 Notes and is annualized for periods covering less than one year.

7.41% 2027 Notes and 7.70% 2029 Notes
On December 16, 2025, the Company entered into a Note Purchase Agreement with certain institutional investors, or the December 2025 Note Purchase Agreement, in connection with the Company's issuance of $172,500 aggregate principal amount of its senior unsecured notes, consisting of (i) $125,000 in aggregate principal amount of its senior unsecured notes due 2029, or the 7.70% 2029 Notes, and (ii) $47,500 in aggregate principal amount of its senior unsecured notes due 2027, or the 7.41% 2027 Notes. The 7.70% 2029 Notes were issued at a purchase price equal to 99.75% of the principal amount of the 7.70% 2029 Notes and the 7.41% 2027 Notes were issued at par. The Company used a portion of the net proceeds to repay debt under its $125,000 senior unsecured notes due February 2026 (see 2026 Notes below) and intends to use the remaining net proceeds to make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The 7.41% 2027 Notes and the 7.70% 2029 Notes are rated investment grade by DBRS, Inc.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
The December 2025 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $493,100, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended March 31, 2026, the Company was in compliance with all covenants and reporting requirements.
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
Through March 31, 2026, the Company incurred debt issuance costs of $3,360 in connection with issuing the 7.70% 2029 Notes and the 7.41% 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.70% 2029 Notes and the 7.41% 2027 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2026 and will amortize to interest expense over the term of the 7.70% 2029 Notes and the 7.41% 2027 Notes. At March 31, 2026, the unamortized portion of the debt issuance costs was $3,118.
For the three months ended March 31, 2026 and for the period from December 16, 2025 through December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 7.41% 2027 Notes and the 7.70% 2029 Notes were as follows:

	Three Months Ended March 31,	For the Period From December 16, 2025 Through December 31, 2025
	2026
Stated interest expense	$3,286	$548
Amortization of deferred financing costs	205	36
Total interest expense	$3,491	$584
Weighted average interest rate(1)	7.62%	7.14%
Average borrowings	$172,500	$172,500
(1) Includes the stated interest expense on the 7.70% 2029 Notes and the 7.41% 2027 Notes and is annualized for periods covering less than one year.

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
March 31, 2026
(in thousands, except share and per share amounts)
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
The Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the 2026 Notes. At March 31, 2026, all upfront fees and other expenses were fully amortized.
For the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended March 31,		Year Ended December 31, 2025
	2026	2025
Stated interest expense	$—	$1,406	$5,594
Amortization of deferred financing costs	—	131	594
Total interest expense	$—	$1,537	$6,188
Weighted average interest rate(1)	—	4.50%	4.50%
Average borrowings	$—	$125,000	$123,973
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.
UBS Repurchase Facility
On May 19, 2017, the Company, through two newly-formed, wholly-owned, special-purpose financing subsidiaries, entered into a financing arrangement with UBS pursuant to which up to $125,000 was made available to the Company, or as amended, the UBS Repurchase Facility.
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
March 31, 2026
(in thousands, except share and per share amounts)
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
March 31, 2026
(in thousands, except share and per share amounts)
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
March 31, 2026
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
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining and amending the Amended UBS Repurchase Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Repurchase Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Repurchase Facility. At March 31, 2026, all upfront fees and other expenses were fully amortized.
For the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Repurchase Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Stated interest expense	$—	$919	$919
Non-usage fee	—	45	45
Total interest expense	$—	$964	$964
Weighted average interest rate(1)	—	8.07%	8.07%
Average borrowings	$—	$47,778	$11,781
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
March 31, 2026
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
Pursuant to the UBS Credit Facility, Murray Hill Funding II made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. As of and for the three months ended March 31, 2026, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
Murray Hill Funding II paid an upfront fee and incurred certain other customary costs and expenses totaling $1,210 in connection with obtaining the UBS Credit Facility, which were recorded as a direct reduction to the outstanding balance of the UBS Credit Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the UBS Credit Facility. At March 31, 2026, the unamortized portion of the debt issuance costs was $756.
For the three months ended March 31, 2026, for the period from February 13, 2025 through March 31, 2025 and for the period from February 13, 2025 through December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the UBS Credit Facility were as follows:

	Three Months Ended March 31, 2026	For the Period from February 13, 2025 Through March 31, 2025	For the Period from February 13, 2025 Through December 31, 2025

Stated interest expense	$1,603	$923	$6,192
Non-usage fee	47	24	168
Amortization of deferred financing costs	99	51	355
Total interest expense	$1,749	$998	$6,715
Weighted average interest rate(1)	6.60%	7.25%	7.11%
Average borrowings	$100,000	$100,000	$100,000
(1)Includes the stated interest expense and non-usage fee on the unused portion of the UBS Credit Facility and is annualized for periods covering less than one year.

7.50% 2031 Notes

On February 9, 2026, the Company issued and sold $135,000 in aggregate principal amount of its 7.50% 2031 Notes, which included $10,000 in aggregate principal amount of the Company’s 7.50% 2031 Notes issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional 7.50% 2031 Notes to cover overallotments. The 7.50% 2031 Notes were issued pursuant to an Indenture, or the Base Indenture, and a Second Supplemental Indenture, or the Second Supplemental Indenture, and, together with the Base Indenture, the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee, or the Trustee. The Company used the net proceeds of the offering of the 7.50% 2031 Notes to pay down borrowings under the Company's senior secured credit facility with JPM. The 7.50% 2031 Notes began trading on the NYSE under the ticker symbol “CICC” on February 12, 2026.
The 7.50% 2031 Notes will mature on March 31, 2031, unless previously redeemed or repurchased in accordance with their terms. The interest rate of the 7.50% 2031 Notes is 7.50% per year and will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which commenced on March 30, 2026. The 7.50% 2031 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness; senior to any series of preferred stock that the Company may issue in the future; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 7.50% 2031 Notes; effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s existing or future subsidiaries.
The 7.50% 2031 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 31, 2028, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 7.50% 2031 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirement set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC and certain other exceptions, and to provide financial information to the holders of the 7.50% 2031 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of and for the period from February 9, 2026 through March 31, 2026, the Company was in compliance with all covenants and reporting requirements.
Through March 31, 2026, the Company incurred debt issuance costs of $3,789 in connection with issuing the 7.50% 2031 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.50% 2031 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2026 and will amortize to interest expense over the term of the 7.50% 2031 Notes. At March 31, 2026, the unamortized portion of the debt issuance costs was $3,376.
For the period from February 9, 2026 through March 31, 2026, the components of interest expense, average borrowings, and weighted average interest rate for the 7.50% 2031 Notes were as follows:

For the Period from February 9, 2026 through March 31, 2026

Stated interest expense	$1,462
Amortization of deferred financing costs	84
Total interest expense	$1,546
Weighted average interest rate(1)	7.50%
Average borrowings	$76,500
(1) Includes the stated interest expense on the 7.50% 2031 Notes and is annualized for periods covering less than one year.
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

The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525,000, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2026, the Company was in compliance with all covenants and reporting requirements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
On October 10, 2023, the Company issued $34,132 in aggregate principal amount of its additional Series A Unsecured Notes due 2026, or the Additional Series A Notes, to institutional investors in Israel. The Additional Series A Notes were issued pursuant to the Deed of Trust and were issued by way of expanding, and have the same terms and conditions as, the existing Series A Notes that were issued by the Company on February 28, 2023. After the deduction of fees and other offering expenses, the Company received net proceeds of $32,317, which the Company used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Additional Series A Notes are rated investment grade, and commenced trading on the TASE on October 10, 2023 under the ticker symbol “CION B1”.
Through March 31, 2026, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2026 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At March 31, 2026, the unamortized portion of the debt issuance costs was $668.
For the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Stated interest expense	$2,258	$2,301	$9,277
Amortization of deferred financing costs	393	393	1,594
Total interest expense	$2,651	$2,694	$10,871
Weighted average interest rate(1)	7.87%	8.02%	7.97%
Average borrowings	$114,844	$114,844	$114,844
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
March 31, 2026
(in thousands, except share and per share amounts)
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

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543,600, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new unsecured credit facilities, loans, notes or indebtedness in excess of $25,000 incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2026, the Company was in compliance with all covenants and reporting requirements.

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
Through March 31, 2026, the Company incurred debt issuance costs of $5,462 in connection with issuing the Floating Rate 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the Floating Rate 2027 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2026 and will amortize to interest expense over the term of the Floating Rate 2027 Notes. At March 31, 2026, the unamortized portion of the debt issuance costs was $2,602.

For the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Floating Rate 2027 Notes were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Stated interest expense	$4,032	$4,424	$17,173
Amortization of deferred financing costs	400	400	1,623
Total interest expense	$4,432	$4,824	$18,796
Weighted average interest rate(1)	8.06%	8.85%	8.59%
Average borrowings	$200,000	$200,000	$200,000
(1) Includes the stated interest expense on the Floating Rate 2027 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
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

The 2022 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2022 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2026, the Company was in compliance with all covenants and reporting requirements.
Through March 31, 2026, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 Term Loan, which is included in the Company’s consolidated balance sheet as of March 31, 2026 and will amortize to interest expense over the term of the 2022 Term Loan. At March 31, 2026, the unamortized portion of the debt issuance costs was $219.
For the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 Term Loan were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Stated interest expense	$897	$979	$3,918
Amortization of deferred financing costs	50	50	205
Total interest expense	$947	$1,029	$4,123
Weighted average interest rate(1)	7.17%	7.83%	7.73%
Average borrowings	$50,000	$50,000	$50,000
(1) Includes the stated interest expense on the 2022 Term Loan and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
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

The 2024 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543,600, (iv) a minimum asset coverage ratio of not less than 150%, (v) an interest coverage ratio of not less than 1.25 to 1.00, and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2024 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2026, the Company was in compliance with all covenants and reporting requirements.

Through March 31, 2026, the Company incurred debt issuance costs of $767 in connection with obtaining the 2024 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2024 Term Loan, which is included in the Company’s consolidated balance sheet as of March 31, 2026 and will amortize to interest expense over the term of the 2024 Term Loan. At March 31, 2026, the unamortized portion of the debt issuance costs was $383.

For the three months ended March 31, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2024 Term Loan were as follows:

	Three Months Ended March 31,		Year Ended December 31, 2025
	2026	2025
Stated interest expense	$585	$610	$2,442
Amortization of deferred financing costs	63	78	271
Total interest expense	$648	$688	$2,713
Weighted average interest rate(1)	7.80%	8.13%	8.03%
Average borrowings	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2024 Term Loan and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of March 31, 2026 and December 31, 2025, according to the fair value hierarchy:

	March 31, 2026(1)				December 31, 2025(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,375,487	$1,375,487	$—	$—	$1,370,525	$1,370,525
Senior secured second lien debt	—	—	—	—	—	—	—	—
Collateralized securities and structured products - equity	—	—	5,033	5,033	—	—	5,028	5,028
Unsecured debt	—	—	6,786	6,786	—	—	6,639	6,639
Equity	4,281	—	300,841	305,122	6,268	—	294,841	301,109
Short term investments	97,054	—	—	97,054	116,010	—	—	116,010
Total Investments	$101,335	$—	$1,688,147	$1,789,482	$122,278	$—	$1,677,033	$1,799,311
(1)Excludes the Company's $9,992 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $13,679 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2025	$1,370,525	$—	$5,028	$6,639	$294,841	$1,677,033
Investments purchased(2)(3)	71,520	—	—	48	5,542	77,110
Net realized (loss) gain	(1,121)	—	—	—	1,359	238
Net change in unrealized (depreciation) appreciation	(32,663)	—	5	99	2,101	(30,458)
Accretion of discount	1,660	—	—	—	—	1,660
Sales and principal repayments(3)	(34,434)	—	—	—	(3,002)	(37,436)
Ending balance, March 31, 2026	$1,375,487	$—	$5,033	$6,786	$300,841	$1,688,147
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2026(1)	$(32,578)	$—	$5	$99	$2,101	$(30,373)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities and equity investments received in settlement of fee income.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
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
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,126,641	Discounted Cash Flow	Discount Rates	7.2%	—	35.0%	13.4%
	106,099	Market Comparable Approach	Revenue Multiple	0.90x	—	3.25x	1.75x
	50,640		EBITDA Multiple	1.25x	—	8.50x	6.32x
	49,621	Other(2)	Probability Weighted Recovery Rate	15%	—	100%	91%
	23,513		Insurance Claim Recovery Rate	43%			N/A
	18,973	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	—	Market Comparable Approach	Revenue Multiple	1.38x			N/A
Collateralized securities and structured products - equity	5,033	Discounted Cash Flow	Discount Rates	7.5%			N/A
Unsecured debt	4,840	Other(2)	Probability Weighted Recovery Rate	25%			N/A
	1,695	Discounted Cash Flow	Discount Rates	12.3%			N/A
	251	Market Comparable Approach	EBITDA Multiple	9.75x			N/A
Equity	126,128	Market Comparable Approach	EBITDA Multiple	3.00x	—	20.50x	12.14x
	106,525		$ per kW	$1,000.00			N/A
	48,174		Revenue Multiple	0.46x	—	3.25x	0.56x
	17,353	Options Pricing Model	Expected Volatility	42%	—	87%	56%
	1,835	Broker Quotes	Broker Quotes	N/A			N/A
	826	Other(2)	Other(2)	N/A			N/A
Total	$1,688,147
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions, recovery of insurance claims and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)

	December 31, 2025
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,125,658	Discounted Cash Flow	Discount Rates	8.3%	—	56.1%	13.3%
	123,118	Market Comparable Approach	Revenue Multiple	0.75x	—	4.00x	1.71x
	43,583		EBITDA Multiple	1.50x	—	5.00x	3.33x
	34,919	Other(2)	Probability Weighted Recovery Rate	15%	—	100%	97%
	23,133		Insurance Claim Recovery Rate	38.3%			N/A
	20,114	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	—	Market Comparable Approach	Revenue Multiple	1.43x			N/A
Collateralized securities and structured products - equity	5,028	Discounted Cash Flow	Discount Rates	13.5%			N/A
Unsecured debt	4,840	Other(2)	Probability Weighted Recovery Rate	25%			N/A
	1,646	Discounted Cash Flow	Discount Rates	12.3%			N/A
	153	Market Comparable Approach	EBITDA Multiple	9.75x			N/A
Equity	127,094	Market Comparable Approach	EBITDA Multiple	4.00x	—	26.38x	12.49x
	105,657		$ per kW	$1,000.00			N/A
	34,934		Revenue Multiple	0.35x	—	4.00x	0.63x
	16,775	Options Pricing Model	Expected Volatility	43.3%	—	112.5%	57.3%
	9,571	Broker Quotes	Broker Quotes	N/A			N/A
	810	Other(2)	Other(2)	N/A			N/A
Total	$1,677,033
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Professional fees	$843	$768	$1,759
Dues and subscriptions	251	203	1,021
Insurance expense	184	184	740
Director fees and expenses	181	172	705
Valuation expense	173	230	792
Transfer agent expense	128	119	501
Accounting and administrative costs	122	112	555
Printing and marketing expense	50	17	151
Other expenses	30	31	110
Total general and administrative expense	$1,962	$1,836	$6,334

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
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
As of March 31, 2026 and December 31, 2025, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2026(1)	December 31, 2025(1)
Anchor QEA, Inc.	$6,255	$—
Dependable Acquisition Inc.	5,000	—
APS Acquisition Holdings, LLC	4,809	5,979
Metrc Inc.	4,500	4,500
Straine Dental Management, LLC	3,618	3,741
David's Bridal, LLC(2)	3,000	4,000
American Clinical Solutions LLC	3,000	—
Instant Web, LLC	2,596	2,704
American Health Staffing Group, Inc.	2,500	2,500
CrossLink Professional Tax Solutions, LLC	2,209	982
Sleep Opco, LLC	2,060	2,060
Tactical Air Support, Inc.	2,000	2,000
Bradshaw International Parent Corp.	1,844	1,844
Thrill Holdings LLC	1,739	1,739
SHF Holdings, Inc.	1,739	1,739
Gold Medal Holdings, Inc.	1,632	1,632
BDS Solutions Intermediateco, LLC	1,619	476
Stengel Hill Architecture, LLC	1,425	1,425
ESP Associates, Inc.	1,118	1,118
Newbury Franklin Industrials, LLC	1,066	1,066
Ironhorse Purchaser, LLC	816	816
TMK Hawk Parent, Corp.	779	779
Optio Rx, LLC	658	658
LAV Gear Holdings, Inc.	580	726
HW Acquisition, LLC	441	—
RA Outdoors, LLC	330	1,083
Spinal USA, Inc. / Precision Medical Inc.	125	125
Cennox, Inc.	30	30
Berlitz Holdings, Inc.	—	2,977
Adapt Laser Acquisition, Inc.	—	560
Avison Young (USA) Inc.	—	440
Invincible Boat Company LLC	—	80
Total	$57,488	$47,779
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)The Company may be required to fund an additional $20,000 if certain conditions are satisfied. See footnote g. to the consolidated schedule of investments as of March 31, 2026.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)

Unfunded commitments to provide funds to companies are not recorded as liabilities on the Company’s consolidated balance sheets. To the extent that interest rates on unfunded commitments are below market, a liability is recorded in the consolidated schedule of investments. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2026 and December 31, 2025, refer to the table above and the consolidated schedules of investments. As of April 29, 2026, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $53,655.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Amendment fees	$2,509	$3,483	$9,606
Capital structuring and other fees	365	500	5,283
Commitment fees	—	—	5,083
Administrative agent fees	—	—	100
Total(1)	$2,874	$3,983	$20,072
(1)A portion of our fee income is derived from non-controlled, affiliated investments and controlled investments. Refer to notes r. and s. to the consolidated schedules of investments as of March 31, 2026 and December 31, 2025 for further details on the sources of our fee income.
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Per share data:(1)
Net asset value at beginning of period	$13.76	$15.43	$15.43
Results of operations:
Net investment income	0.25	0.36	1.78
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(0.71)	(1.16)	(2.18)
Net decrease in net assets resulting from operations(2)	(0.46)	(0.80)	(0.40)
Shareholder distributions:
Distributions from net investment income	(0.30)	(0.36)	(1.44)
Net decrease in net assets resulting from shareholders' distributions	(0.30)	(0.36)	(1.44)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.11	0.01	0.17
Net increase in net assets resulting from capital share transactions	0.11	0.01	0.17
Net asset value at end of period	$13.11	$14.28	$13.76
Shares of common stock outstanding at end of period	50,301,813	53,003,407	51,417,866
Total investment return-net asset value(4)	(1.07)%	(5.12)%	3.29%
Total investment return-market value(5)	(26.56)%	(6.05)%	(1.75)%
Net assets at beginning of period	$707,628	$820,810	$820,810
Net assets at end of period	$659,636	$756,784	$707,628
Average net assets	$690,043	$806,723	$775,218
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	7.56%	2.39%	12.00%
Ratio of net operating expenses to average net assets(6)	21.55%	4.56%	19.06%
Portfolio turnover rate(7)	2.21%	2.71%	14.92%
Total amount of senior securities outstanding	$1,174,844	$1,117,344	$1,139,844
Asset coverage ratio(8)	1.56	1.68	1.62
(1)The per share data for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025 was derived by using the weighted average shares of common stock outstanding during each period.
(2)The amount shown for net realized loss, net change in unrealized depreciation on investments and loss on foreign currency is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net decrease in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2026
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
(5)Total investment return-market value for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
•“7.50% 2031 Notes” refers to our 7.50% senior unsecured notes due in 2031;
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
•“JPM Credit Facility” refers to our senior secured credit facility with JPM;
•“Series A Notes” refers to our series A unsecured notes due 2026; and
•“UBS Credit Facility” refers to our senior secured credit facility with UBS.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
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
•the prices at which shares of our common stock, our 7.50% 2029 Notes and our 7.50% 2031 Notes may trade on and volume fluctuations on the NYSE; and
•the costs associated with being a publicly traded company.
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
On October 5, 2021, our shares of common stock began trading on the NYSE under the ticker symbol “CION”. The Listing accomplished our goal of providing our shareholders with greatly enhanced liquidity. On February 26, 2023, our shares of common stock and our Series A Notes listed and commenced trading in Israel on the TASE under the ticker symbol “CION” and "CION B1", respectively. On October 9, 2024, our 7.50% 2029 Notes listed and commenced trading on the NYSE under the ticker symbol "CICB" and on February 12, 2026, our 7.50% 2031 Notes listed and commenced trading on the NYSE under the ticker symbol “CICC”.

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
On December 4, 2017, the members of CIM entered into the Fourth Amended CIM LLC Agreement, under which AIM performs certain services for CIM, which include, among other services, providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. AIM may also, from time to time, provide us with access to potential investment opportunities made available on Apollo's credit platform on a similar basis as other third-party market participants. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG senior personnel.
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

Recent Developments
Q2 2026 Monthly Base Distributions

On March 9, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of April, May and June 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 9, 2026	April 10, 2026	April 24, 2026	$0.10
March 9, 2026	May 15, 2026	May 29, 2026	$0.10
March 9, 2026	June 12, 2026	June 26, 2026	$0.10
Q3 2026 Monthly Base Distributions

On May 4, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of July, August and September 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
May 4, 2026	July 17, 2026	July 31, 2026	$0.10
May 4, 2026	August 14, 2026	August 28, 2026	$0.10
May 4, 2026	September 11, 2026	September 25, 2026	$0.10

Portfolio Investment Activity for the Three Months Ended March 31, 2026 and 2025 and the Year Ended December 31, 2025
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended March 31,		Year Ended December 31,
Net Investment Activity	2026	2025	2025
Purchases and drawdowns
Senior secured first lien debt	$60,792	$60,792	$239,164
Collateralized securities and structured products - equity	—	979	2,967
Equity	4,787	3,124	21,866
Sales and principal repayments	(37,436)	(49,430)	(367,726)
Net portfolio activity	$28,143	$15,465	$(103,729)

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,531,779	$1,375,487	80.8%
Senior secured second lien debt	2,218	—	—
Collateralized securities and structured products - equity	4,969	5,033	0.3%
Unsecured debt	25,611	6,786	0.4%
Equity	303,082	315,114	18.5%
Subtotal/total percentage	1,867,659	1,702,420	100.0%
Short term investments(2)	97,054	97,054
Total investments	$1,964,713	$1,799,474
Number of portfolio companies			89
Average annual EBITDA of portfolio companies		$58.8 million
Median annual EBITDA of portfolio companies			$34.6 million
Purchased at a weighted average price of par			95.51%
Gross annual portfolio yield based upon the purchase price(3)			8.92%
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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of March 31, 2026 and December 31, 2025, excluding short term investments of $97,054 and $116,010, respectively:

	March 31, 2026			December 31, 2025
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,380,818	$1,248,266	73.3%	$1,346,938	$1,246,818	73.5%
Non-income producing investments	257,274	176,313	10.4%	252,869	175,561	10.4%
Fixed interest rate investments	175,753	144,223	8.5%	172,139	139,850	8.2%
Other income producing investments(1)	53,814	133,618	7.8%	54,140	134,751	7.9%
Total investments	$1,867,659	$1,702,420	100.0%	$1,826,086	$1,696,980	100.0%
(1) Other income producing investments include equity securities that have paid dividends within the trailing twelve months, securities with returns based on contractual waterfall structures, and investments structured to generate returns primarily through exit-based multiples of invested capital, or MOICs.
The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$237,836	14.0%	$250,178	14.7%
Healthcare & Pharmaceuticals	201,516	11.8%	191,483	11.3%
Retail	182,147	10.7%	187,490	11.0%
Energy: Electricity	142,442	8.4%	140,223	8.2%
Media: Diversified & Production	115,842	6.8%	122,806	7.2%
Services: Consumer	114,034	6.7%	113,150	6.8%
Beverage, Food & Tobacco	97,418	5.7%	101,153	6.0%
Consumer Goods: Durable	94,477	5.5%	90,696	5.3%
Construction & Building	87,677	5.2%	65,493	3.9%
Banking, Finance, Insurance & Real Estate	71,888	4.2%	69,066	4.1%
High Tech Industries	54,864	3.2%	55,956	3.3%
Diversified Financials	51,062	3.0%	54,744	3.2%
Media: Advertising, Printing & Publishing	46,534	2.7%	47,644	2.8%
Environmental Industries	38,684	2.3%	27,928	1.6%
Capital Equipment	34,434	2.0%	31,599	1.9%
Consumer Goods: Non-Durable	26,965	1.6%	28,876	1.7%
Hotel, Gaming & Leisure	22,633	1.3%	22,733	1.3%
Containers, Packaging & Glass	18,602	1.1%	18,652	1.1%
Metals & Mining	16,786	1.0%	16,637	1.0%
Aerospace & Defense	14,875	0.9%	15,075	0.9%
Automotive	14,648	0.9%	27,145	1.6%
Transportation: Cargo	12,059	0.7%	11,986	0.7%
Energy: Oil & Gas	4,997	0.3%	6,267	0.4%
Subtotal/total percentage	1,702,420	100.0%	1,696,980	100.0%
Short term investments	97,054		116,010
Total investments	$1,799,474		$1,812,990

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2026 and December 31, 2025, our unfunded commitments amounted to $57,488 and $47,779, respectively. As of April 29, 2026, our unfunded commitments amounted to $53,655. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2026 and December 31, 2025, excluding short term investments of $97,054 and $116,010, respectively:

	March 31, 2026		December 31, 2025
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$158,974	9.3%	$139,062	8.2%
2	1,288,139	75.7%	1,321,197	77.9%
3	219,656	12.9%	196,003	11.5%
4	26,495	1.6%	32,413	1.9%
5	9,156	0.5%	8,305	0.5%
	$1,702,420	100.0%	$1,696,980	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of April 29, 2026:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,341,832	80.4%
Senior secured second lien debt	—	—
Collateralized securities and structured products - equity	5,033	0.3%
Unsecured debt	6,832	0.4%
Equity	315,524	18.9%
Subtotal/total percentage	1,669,221	100.0%
Short term investments(1)	131,768
Total investments	$1,800,989
Number of portfolio companies		85
Average annual EBITDA of portfolio companies	$60.0 million
Median annual EBITDA of portfolio companies	$34.6 million
Purchased at a weighted average price of par		95.34%
Gross annual portfolio yield based upon the purchase price(2)		8.84%
(1)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(2)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and does not consider the cost of leverage.
Results of Operations for the Three Months Ended March 31, 2026 and 2025
Our results of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Investment income	$49,537	$56,074
Operating expenses and income taxes	36,673	36,822
Net investment income after taxes	12,864	19,252
Net realized gain on investments	237	2,294
Net change in unrealized depreciation on investments	(36,132)	(64,251)
Net decrease in net assets resulting from operations	$(23,031)	$(42,705)
Investment Income
For the three months ended March 31, 2026 and 2025, we generated investment income of $49,537 and $56,074, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt. The decrease in total investment income was primarily driven by lower SOFR rates and a lower average portfolio size during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. In addition, we recorded lower transaction fees due to lower investment activity during the quarter, which was offset by higher dividend income earned during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Management fees	$6,105	$6,625
Administrative services expense	1,376	1,279
Subordinated incentive fee on income	2,728	4,084
General and administrative	1,962	1,836
Interest expense	24,413	22,998
Income tax expense, including excise tax	89	—
Total operating expenses and income taxes	$36,673	$36,822

The decrease in subordinated incentive fee on income was primarily the result of a decrease in investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in interest expense was primarily the result of higher average borrowings under our financing arrangements during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which was partially offset by lower SOFR rates on our borrowings during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The composition of our general and administrative expenses for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Professional fees	$843	$768
Dues and subscriptions	251	203
Insurance expense	184	184
Director fees and expenses	181	172
Valuation expense	173	230
Transfer agent expense	128	119
Accounting and administrative costs	122	112
Printing and marketing expense	50	17
Other expenses	30	31
Total general and administrative expense	$1,962	$1,836
Net Investment Income After Taxes

Our net investment income after taxes totaled $12,864 and $19,252 for the three months ended March 31, 2026 and 2025, respectively. The decrease in net investment income was a result of a decrease in our total investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Net Realized Gain on Investments

Our net realized gain on investments totaled $237 and $2,294 for the three months ended March 31, 2026 and 2025, respectively. This decrease was driven primarily by realized gains on the restructure of certain investments during the three months ended March 31, 2025 that did not reoccur during the three months ended March 31, 2026.

Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(36,132) and $(64,251) for the three months ended March 31, 2026 and 2025, respectively. This decrease in unrealized depreciation was driven by smaller mark-to-market price decreases on certain investments during the three months ended March 31, 2026, as compared to larger mark-to-market price decreases during the three months ended March 31, 2025.
Net Decrease in Net Assets Resulting from Operations
For the three months ended March 31, 2026 and 2025, we recorded a net decrease in net assets resulting from operations of $(23,031) and $(42,705), respectively, as a result of our operating activity for the respective periods.
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

As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 1.56, or 156%, and 1.62, or 162%, respectively. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage, daily cash management and liquidity requirements.

As of March 31, 2026, we had cash of $9,248 and short term investments of $97,054 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of March 31, 2026, taken together with amounts available to us for borrowing under our secured financing arrangements, are expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of March 31, 2026, we had $100 million available under our secured financing arrangements.

Our short and long-term cash needs include principal payments on outstanding financing arrangements, including potentially the outstanding amount of the Series A Notes that mature on August 31, 2026, the funding of new and existing portfolio investments, the payment of operating expenses including interest expense, management fees, incentive fees, administrative services expense and general and administrative expenses, as well as paying distributions to our shareholders. As described further in Note 4 to the consolidated financial statements included in this report, a portion of the subordinated incentive fee on income that we pay to CIM may include deferred interest and accrued income that we have not yet received and may never receive in cash, which CIM is not obligated to reimburse us.

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

During the three months ended March 31, 2026, we repurchased an aggregate of 1,116,053 shares under the 10b5-1 trading plan for an aggregate purchase price of $9,719, or an average purchase price of $8.71 per share.
From April 1, 2026 to April 29, 2026, we repurchased an aggregate of 512,603 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $3,790, or an average purchase price of $7.39 per share. From the inception of the 10b5-1 trading plan in August 2022 through April 29, 2026, we repurchased an aggregate of 7,169,238 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $69,008, or an average purchase price of $9.63 per share.

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

The following table presents distributions per share that were declared during the year ended December 31, 2025 and the three months ended March 31, 2026:

	Distributions
Three Months Ended	Per Share	Amount
2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
December 31, 2025 (one record date)	0.36	18,552
Total distributions for the year ended December 31, 2025	$1.44	$75,361

2026
March 31, 2026 (three record dates)	$0.30	$15,242
Total distributions for the three months ended March 31, 2026	$0.30	$15,242

On March 9, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of April, May and June 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 9, 2026	April 10, 2026	April 24, 2026	$0.10
March 9, 2026	May 15, 2026	May 29, 2026	$0.10
March 9, 2026	June 12, 2026	June 26, 2026	$0.10

On May 4, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of July, August and September 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
May 4, 2026	July 17, 2026	July 31, 2026	$0.10
May 4, 2026	August 14, 2026	August 28, 2026	$0.10
May 4, 2026	September 11, 2026	September 25, 2026	$0.10
For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of March 31, 2026 and April 29, 2026, our aggregate outstanding borrowings under the JPM Credit Facility were $200,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $75,000. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Credit Facility
As of March 31, 2026 and April 29, 2026, our aggregate outstanding borrowings under the UBS Credit Facility were $100,000 and the aggregate unfunded principal amount in connection with the UBS Credit Facility was $25,000. For a detailed discussion of our UBS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

7.70% 2029 Notes
As of March 31, 2026 and April 29, 2026, we had $125,000 in aggregate principal amount of 7.70% 2029 Notes outstanding and there was no unfunded principal amount in connection with the 7.70% 2029 Notes. For a detailed discussion of our 7.70% 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.
7.41% 2027 Notes
As of March 31, 2026 and April 29, 2026, we had $47,500 in aggregate principal amount of 7.41% 2027 Notes outstanding and there was no unfunded principal amount in connection with the 7.41% 2027 Notes. For a detailed discussion of our 7.41% 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2022 Term Loan
As of March 31, 2026 and April 29, 2026, our aggregate outstanding borrowings under the 2022 Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 Term Loan. For a detailed discussion of our 2022 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2024 Term Loan
As of March 31, 2026 and April 29, 2026, our aggregate outstanding borrowings under the 2024 Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2024 Term Loan. For a detailed discussion of our 2024 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of March 31, 2026 and April 29, 2026, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

Floating Rate 2027 Notes

As of March 31, 2026 and April 29, 2026, we had $200,000 in aggregate principal amount of Floating Rate 2027 Notes outstanding and there was no unfunded principal amount in connection with the Floating Rate 2027 Notes. For a detailed discussion of our Floating Rate 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.

7.50% 2029 Notes

As of March 31, 2026 and April 29, 2026, we had $172,500 in aggregate principal amount of 7.50% 2029 Notes outstanding and there was no unfunded principal amount in connection with the 7.50% 2029 Notes. For a detailed discussion of our 7.50% 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.
7.50% 2031 Notes

As of March 31, 2026 and April 29, 2026, we had $135,000 in aggregate principal amount of 7.50% 2031 Notes outstanding and there was no unfunded principal amount in connection with the 7.50% 2031 Notes. For a detailed discussion of our 7.50% 2031 Notes, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments
As of March 31, 2026 and April 29, 2026, our unfunded commitments amounted to $57,488 and $53,655, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

On November 8, 2023, we entered into the 2027 Note Purchase Agreement with purchasers of the Floating Rate Tranche A 2027 Notes and on September 18, 2024, we entered into the AR Note Purchase Agreement with purchasers of the Floating Rate Tranche B 2027 Notes. See Note 8 to our consolidated financial statements for a more detailed description of the Floating Rate 2027 Notes.

On September 30, 2024, we entered into the 2024 Term Loan with an Israeli institutional investor. See Note 8 to our consolidated financial statements for a more detailed description of the 2024 Term Loan.

On October 3, 2024, we issued and sold our 7.50% 2029 Notes under the Indenture and the First Supplemental Indenture pursuant to a U.S. public offering. See Note 8 to our consolidated financial statements for a more detailed description of the 7.50% 2029 Notes.

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

On February 9, 2026, we issued and sold our 7.50% 2031 Notes under the Indenture and the Second Supplemental Indenture pursuant to a U.S. public offering. See Note 8 to our consolidated financial statements for a more detailed description of the 7.50% 2031 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2026, 73.3% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of March 31, 2026, under the terms of the JPM Credit Facility, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.55% per year, and we pay an annual administration fee of 0.20% on JPM’s total financing commitment. Pursuant to the terms of the UBS Credit Facility, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.75% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The Floating Rate Tranche A 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. The Floating Rate Tranche B 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. Pursuant to the terms of the 2024 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.80% per year and subject to a 4.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Credit Facility, the UBS Credit Facility, the Series A Notes, the Floating Rate 2027 Notes, the 2022 Term Loan or the 2024 Term Loan in effect as of March 31, 2026:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(10,630)	(17.7)%
Down 200 basis points	(9,171)	(15.3)%
Down 100 basis points	(4,948)	(8.3)%
Down 50 basis points	(2,543)	(4.2)%
No change to current base rate (3.74% as of March 31, 2026)	—	—
Up 50 basis points	2,543	4.2%
Up 100 basis points	5,085	8.5%
Up 200 basis points	10,171	17.0%
Up 300 basis points	15,256	25.4%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 7.50% 2029 Notes, the 7.70% 2029 Notes, the 7.41% 2027 Notes and the 7.50% 2031 Notes), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 8.5% of our investments paid fixed interest rates as of March 31, 2026. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the NAV of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. For the three months ended March 31, 2026, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2026.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended March 31, 2026 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	382,472	$9.45	382,472	(1)
February 1 to February 28, 2026	460,725	8.68	460,725	(1)
March 1 to March 31, 2026	272,856	7.72	272,856	(1)
Total	1,116,053	$8.71	1,116,053	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
The table below provides information concerning our purchases of shares of our common stock in the open market during the three months ended March 31, 2026 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	41,483	$9.21	41,483	(1)
February 1 to February 28, 2026	47,550	8.11	47,550	(1)
March 1 to March 31, 2026	58,144	6.83	58,144	(1)
Total	147,177	$7.91	147,177	(1)
(1) A description of the shares of our common stock that may be purchased is set forth in a discussion of the DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2026 (File No. 814-00941)).
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

21.1	Subsidiaries of CĪON Investment Corporation (Incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2026 (File No. 814-00941)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	CĪON Investment Corporation Clawback Policy. (Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (File No. 814-00941)).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 6, 2026
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)