Form 10-Q
period 2026-06-30
CION Investment Corp
filed 2026-08-06
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 29, 2026 was 49,202,704.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,182,506 and $1,238,358, respectively)	$1,092,285	$1,158,985
Non-controlled, affiliated investments (amortized cost of $387,844 and $360,895, respectively)	402,986	364,335
Controlled investments (amortized cost of $360,206 and $342,843, respectively)	304,822	289,670
Total investments, at fair value (amortized cost of $1,930,556 and $1,942,096, respectively)	1,800,093	1,812,990
Cash	7,664	8,159
Interest and fees receivable on investments	34,571	27,979
Receivable due on investments sold and repaid	1,590	3,699
Prepaid expenses and other assets	2,770	1,973
Total assets	$1,846,688	$1,854,800

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $14,903 and $14,263, respectively)	$1,159,941	$1,125,580
Payable for investments purchased	3,076	2,529
Accounts payable and accrued expenses	727	785
Interest payable	5,111	5,764
Accrued management fees	6,040	6,423
Accrued subordinated incentive fee on income	3,006	3,882
Accrued administrative services expense	1,011	2,182
Share repurchases payable	—	27
Total liabilities	1,178,912	1,147,172

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 49,202,704
and 51,420,629 shares issued and 49,202,704 and 51,417,866 shares outstanding, respectively	49	51
Capital in excess of par value	986,777	1,004,496
Accumulated distributable losses	(319,050)	(296,919)
Total shareholders' equity	667,776	707,628
Total liabilities and shareholders' equity	$1,846,688	$1,854,800
Net asset value per share of common stock at end of period	$13.57	$13.76

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$22,460	$32,478	$46,146	$66,598	$123,768
Paid-in-kind interest income	7,868	6,289	13,356	14,648	29,782
Fee income	2,327	739	5,201	4,522	9,447
Dividend income	899	1,212	1,352	1,718	2,660
Non-controlled, affiliated investments
Interest income	2,605	2,305	4,665	4,280	8,550
Paid-in-kind interest income	3,747	3,342	8,733	6,490	13,627
Fee income	583	700	583	700	975
Dividend income	2,602	439	5,947	630	5,645
Controlled investments
Interest income	6,042	4,467	12,420	8,259	30,896
Paid-in-kind interest income	660	—	927	—	5,821
Fee income	—	273	—	473	9,650
Total investment income	49,793	52,244	99,330	108,318	240,821
Operating expenses
Management fees	6,040	6,497	12,145	13,122	26,076
Administrative services expense	1,194	1,196	2,570	2,475	5,180
Subordinated incentive fee on income	3,006	3,589	5,734	7,673	19,736
General and administrative	1,543	1,393	3,505	3,229	6,334
Interest expense	23,836	22,637	48,249	45,635	90,540
Total operating expenses	35,619	35,312	72,203	72,134	147,866
Net investment income before taxes	14,174	16,932	27,127	36,184	92,955
Income tax expense (benefit), including excise tax	4	10	93	10	(85)
Net investment income after taxes	14,170	16,922	27,034	36,174	93,040
Realized and unrealized gains (losses)
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(17,966)	(32,376)	(17,888)	(30,082)	(39,569)
Non-controlled, affiliated investments	—	—	159	—	—
Net realized losses	(17,966)	(32,376)	(17,729)	(30,082)	(39,569)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	9,652	20,832	(15,859)	(9,830)	(42,242)
Non-controlled, affiliated investments	11,970	10,560	16,710	2,131	10,757
Controlled investments	13,154	11,378	(2,207)	(13,782)	(42,617)
Net change in unrealized appreciation (depreciation)	34,776	42,770	(1,356)	(21,481)	(74,102)
Net realized and unrealized gains (losses)	16,810	10,394	(19,085)	(51,563)	(113,671)
Net increase (decrease) in net assets resulting from operations	$30,980	$27,316	$7,949	$(15,389)	$(20,631)
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.62	$0.52	$0.16	$(0.29)	$(0.39)
Net investment income per share	$0.29	$0.32	$0.54	$0.68	$1.78
Weighted average shares of common stock outstanding	49,660,843	52,628,784	50,229,113	52,848,420	52,341,612
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024 (audited)	53,189,269	$53	$1,021,684	$(200,927)	$820,810
Repurchases of common stock	(185,862)	—	(2,172)	—	(2,172)
Net investment income	—	—	—	19,252	19,252
Net realized gains on investments	—	—	—	2,294	2,294
Net unrealized losses on investments	—	—	—	(64,251)	(64,251)
Distributions declared and payable ($0.36 per share)	—	—	—	(19,149)	(19,149)
Balance at March 31, 2025 (unaudited)	53,003,407	53	1,019,512	(262,781)	756,784
Repurchases of common stock	(699,565)	(1)	(6,555)	—	(6,556)
Net investment income	—	—	—	16,922	16,922
Net realized losses on investments	—	—	—	(32,376)	(32,376)
Net unrealized gains on investments	—	—	—	42,770	42,770
Distributions declared and payable ($0.36 per share)	—	—	—	(18,934)	(18,934)
Balance at June 30, 2025 (unaudited)	52,303,842	52	1,012,957	(254,399)	758,610
Repurchases of common stock	(330,324)	—	(3,256)	—	(3,256)
Net investment income	—	—	—	38,567	38,567
Net realized losses on investments	—	—	—	(9,605)	(9,605)
Net unrealized gains on investments	—	—	—	6,916	6,916
Distributions declared and payable ($0.36 per share)	—	—	—	(18,726)	(18,726)
Balance at September 30, 2025 (unaudited)	51,973,518	52	1,009,701	(237,247)	772,506
Repurchases of common stock	(555,652)	(1)	(5,205)	—	(5,206)
Net investment income	—	—	—	18,299	18,299
Net realized gains on investments	—	—	—	118	118
Net unrealized losses on investments	—	—	—	(59,537)	(59,537)
Distributions declared and payable ($0.36 per share)	—	—	—	(18,552)	(18,552)
Balance at December 31, 2025 (audited)	51,417,866	51	1,004,496	(296,919)	707,628
Repurchases of common stock	(1,116,053)	(1)	(9,718)	—	(9,719)
Net investment income	—	—	—	12,864	12,864
Net realized gains on investments	—	—	—	237	237
Net unrealized losses on investments	—	—	—	(36,132)	(36,132)
Distributions declared and payable ($0.30 per share)	—	—	—	(15,242)	(15,242)
Balance at March 31, 2026 (unaudited)	50,301,813	50	994,778	(335,192)	659,636
Repurchases of common stock	(1,099,109)	(1)	(8,001)	—	(8,002)
Net investment income	—	—	—	14,170	14,170
Net realized losses on investments	—	—	—	(17,966)	(17,966)
Net unrealized gains on investments	—	—	—	34,776	34,776
Distributions declared and payable ($0.30 per share)	—	—	—	(14,838)	(14,838)
Balance at June 30, 2026 (unaudited)	49,202,704	$49	$986,777	$(319,050)	$667,776
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$30,980	$27,316	$7,949	$(15,389)	$(20,631)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discount on investments	(2,874)	(2,413)	(4,534)	(4,209)	(25,652)
Proceeds from principal repayment of investments	103,324	85,929	140,760	121,974	349,209
Purchase of investments	(66,807)	(39,024)	(132,386)	(103,919)	(263,997)
Paid-in-kind interest and dividends capitalized	(13,057)	(10,489)	(24,551)	(22,542)	(52,178)
(Increase) decrease in short term investments, net	(57,880)	(4,697)	(38,924)	10,145	(47,192)
Proceeds from sale of investments	53,541	2,071	53,541	15,456	18,517
Net realized loss on investments	17,966	32,376	17,729	30,082	39,569
Net change in unrealized (appreciation) depreciation on investments	(34,776)	(42,770)	1,356	21,481	74,102
Amortization of debt issuance costs	2,093	1,864	4,093	3,663	7,523
(Increase) decrease in interest receivable on investments	(1,565)	(4,334)	(6,686)	(4,514)	481
(Increase) decrease in receivable due on investments sold and repaid	(1,363)	(2,361)	2,109	(443)	(734)
(Increase) decrease in prepaid expenses and other assets	(820)	67	(797)	299	(708)
Increase (decrease) in payable for investments purchased	(3,560)	(1,892)	547	(1,015)	1,510
Increase (decrease) in accounts payable and accrued expenses	(86)	188	(58)	144	(249)
Increase (decrease) in interest payable	(3,378)	1,391	(653)	(378)	(2,480)
Increase (decrease) in accrued management fees	(64)	(128)	(383)	(264)	(338)
Increase (decrease) in accrued administrative services expense	(361)	719	(1,171)	(743)	176
Increase (decrease) in subordinated incentive fee on income payable	278	(495)	(876)	(375)	(82)
Increase (decrease) in share repurchase payable	—	134	(27)	94	(13)
Net cash provided by operating activities	21,591	43,452	17,038	49,547	76,833
Financing activities:
Repurchase of common stock	(8,002)	(6,556)	(17,721)	(8,728)	(17,190)
Shareholders' distributions paid	(14,838)	(38,083)	(30,080)	(40,746)	(78,024)
Repayments under financing arrangements	—	—	(100,000)	(20,000)	(170,000)
Borrowings under financing arrangements	—	—	135,000	20,000	192,500
Debt issuance costs paid	(335)	—	(4,732)	(1,210)	(3,630)
Net cash used in financing activities	(23,175)	(44,639)	(17,533)	(50,684)	(76,344)
Net (decrease) increase in cash	(1,584)	(1,187)	(495)	(1,137)	489
Cash, beginning of period	9,248	7,720	8,159	7,670	7,670
Cash, end of period	$7,664	$6,533	$7,664	$6,533	$8,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,099	$19,380	$45,000	$42,348	$85,442
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$9,107	$30,200	$48,271	$47,080	$135,757
Investments received in settlement of fee income	$2,122	$—	$4,468	$—	$21,156
Cash interest receivable exchanged for additional securities	$—	$—	$—	$4,266	$16,676
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 195.2%
Adapt Laser Acquisition, Inc.(s)(v)	S+725, 1.00% SOFR Floor	12/31/2029	Capital Equipment	$10,123	$10,123	$9,958
Adapt Laser Acquisition, Inc.(s)(v)	S+725, 1.00% SOFR Floor	12/31/2029	Capital Equipment	500	500	492
Adapt Laser Acquisition, Inc.(s)	0.50% Unfunded	12/31/2029	Capital Equipment	1,500	—	(24)
Allen Media, LLC(v)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,544	8,537	7,594
American Clinical Solutions LLC(s)(v)(aa)	0.00%	6/30/2027	Healthcare & Pharmaceuticals	32,189	32,439	24,463
American Clinical Solutions LLC(p)(s)	0.00% Unfunded	6/30/2027	Healthcare & Pharmaceuticals	1,000	—	(240)
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2028	Services: Business	13,439	13,397	13,439
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2028	Services: Business	2,500	(2)	—
Anchor QEA, Inc.(m)(v)	S+525, 1.00% SOFR Floor	3/25/2032	Environmental Industries	9,991	9,895	9,978
Anchor QEA, Inc.	1.00% Unfunded	3/25/2028	Environmental Industries	5,463	(26)	(7)
Anchor QEA, Inc.	0.50% Unfunded	3/25/2032	Environmental Industries	1,821	(18)	(2)
Ancile Solutions, Inc.(m)(v)(x)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,063	10,060	11,950
Anthem Sports & Entertainment Inc.(t)(v)	S+550, 1.00% SOFR Floor	11/15/2027	Media: Diversified & Production	13,328	13,328	12,818
Anthem Sports & Entertainment Inc.(t)	10.00%	11/15/2027	Media: Diversified & Production	29,226	27,262	20,641
Anthem Sports & Entertainment Inc.(q)(t)	1.00%	11/15/2027	Media: Diversified & Production	26,460	3,663	—
Appalachian Resource Company, LLC(r)(t)(u)(x)	S+500, 1.00% SOFR Floor	12/31/2025	Metals & Mining	15,726	15,710	15,726
Appalachian Resource Company, LLC(r)(t)(u)(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Metals & Mining	7,145	7,145	7,145
APS Acquisition Holdings, LLC(m)(v)	S+550, 1.00% SOFR Floor	7/11/2029	Construction & Building	14,444	14,444	14,353
APS Acquisition Holdings, LLC	1.00% Unfunded	7/11/2026	Construction & Building	884	(4)	(6)
APS Acquisition Holdings, LLC(m)(v)	S+550, 1.00% SOFR Floor	7/11/2029	Construction & Building	4,290	4,294	4,263
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	2,600	—	(16)
Atlas Supply LLC(x)(z)	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,177
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+750, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	12,450	11,036	11,127
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	688	589	604
Avison Young (Canada) Inc./Avison Young (USA) Inc.(n)(v)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	7,942	7,865	7,614
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	1,123	1,123	1,110
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	1,094	1,060	1,090
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+735, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	3,087	3,087	3,006
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	462	462	457
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	2,942	2,855	2,931
BDS Solutions Intermediateco, LLC(m)(n)(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	19,384	19,343	19,384
BDS Solutions Intermediateco, LLC(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	3,381	3,315	3,381
BDS Solutions Intermediateco, LLC(n)(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	1,789	1,760	1,789
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	429	(25)	—
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	18,416	18,416	15,264
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	4,788	4,754	4,184
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2027	Services: Business	1,615	1,542	1,411
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	503	503	440
Berlitz Holdings, Inc.	0.50% Unfunded	7/31/2027	Services: Business	692	—	(87)
Bradshaw International Parent Corp.(n)(u)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,564	12,477	12,532
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(3)	(5)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(m)(u)	S+600, 2.00% SOFR Floor	7/31/2028	Retail	11,865	11,842	11,776
Carestream Health, Inc.(r)(t)(v)	S+450, 1.00% SOFR Floor	3/31/2031	Healthcare & Pharmaceuticals	8,749	8,686	8,749
Celerity Acquisition Holdings, LLC(m)(t)(v)	S+850, 1.00% SOFR Floor	4/30/2027	Services: Business	16,380	16,369	16,175
Cennox, Inc.(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	38,364	38,162	35,822
Cennox, Inc.(p)	0.00% Unfunded	5/4/2029	Services: Business	30	—	(2)
Cennox, Inc.(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	2,989	2,989	2,791
Cennox, Inc.(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	1,970	1,970	1,840
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2027	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(m)(n)(t)(v)	S+800, 1.00% SOFR Floor	6/17/2027	Construction & Building	24,706	24,712	24,706
Core Health & Fitness, LLC(m)(n)(u)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,600	19,405	21,094
CrossLink Professional Tax Solutions, LLC(m)(u)	S+525, 1.00% SOFR Floor	6/30/2028	High Tech Industries	13,548	13,451	13,514
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	2,209	(15)	(6)
CSC ServiceWorks East, LLC(n)(v)	S+543, 0.50% SOFR Floor	9/4/2030	Services: Business	1,869	1,869	1,873
CSC ServiceWorks East, LLC(n)(v)	S+400, 0.50% SOFR Floor	9/4/2030	Services: Business	19,816	17,071	16,546
David's Bridal, Inc.(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	19,000	19,000	17,195
David's Bridal, Inc.(s)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	92,881	92,881	84,522
David's Bridal, Inc.(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	16,747	16,747	16,705
David's Bridal, Inc.(g)(s)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	10,000	9,694	9,930
David's Bridal, Inc.(p)(s)	0.00%	12/31/2026	Retail	1,000	—	(95)
David's Bridal, Inc.(s)(y)(aa)	0.00%	12/21/2027	Retail	8,996	8,883	8,452
Dependable Acquisition Inc.(m)(n)(v)	S+650, 2.50% SOFR Floor	3/9/2032	Construction & Building	18,250	18,250	18,250
Dependable Acquisition Inc.	0.50% Unfunded	3/9/2032	Construction & Building	5,000	—	—
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,027	8,959	9,027
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,113	4,081	4,113
Dermcare Management, LLC(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,343	1,343	1,343
Emerald Technologies (U.S.) Acquisitionco, Inc.(t)(u)	S+625, 1.00% SOFR Floor	12/31/2029	Services: Business	2,804	2,787	2,009
Entertainment Studios P&A LLC(u)	S+900, 1.00% SOFR Floor	9/30/2030	Media: Diversified & Production	33,258	33,258	33,258
Entertainment Studios P&A LLC(j)(aa)	5.00%	5/18/2037	Media: Diversified & Production	—	—	248
FuseFX, LLC(t)(u)	S+600, 1.00% SOFR Floor	9/30/2027	Media: Diversified & Production	21,951	21,951	13,407
FuseFX, LLC(u)	S+600, 1.00% SOFR Floor	9/30/2027	Media: Diversified & Production	395	395	395
Gold Medal Holdings, Inc.(m)(n)(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	26,934	26,870	26,900
Gold Medal Holdings, Inc.(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	2,490	2,483	2,487
Heritage Power, LLC(t)(u)	S+550, 1.00% SOFR Floor	7/20/2028	Energy: Electricity	1,226	1,226	1,216
Hilliard, Martinez & Gonzales, LLP(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	29,464	29,397	28,985
Homer City Generation, L.P.(t)	15.00%	4/16/2028	Energy: Electricity	19,720	19,796	18,882
Homer City Generation, L.P.(t)	17.00%	4/16/2028	Energy: Electricity	16,875	16,874	17,128
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
HW Acquisition, LLC(q)(r)(t)(v)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	5,982	5,685	—
HW Acquisition, LLC(r)(t)	Prime+500	9/28/2026	Capital Equipment	6,422	6,321	7,321
HW Acquisition, LLC(p)(r)	0.00% Unfunded	9/28/2026	Capital Equipment	294	—	41
ICA Foam Holdings, LLC(m)(n)(v)	S+600, 1.00% SOFR Floor	12/5/2026	Containers, Packaging & Glass	18,576	18,576	18,529
Inotiv, Inc.(v)	S+750, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	31,648	24,693	27,574
Inotiv, Inc.(v)	S+750, 1.00% SOFR Floor	10/15/2026	Healthcare & Pharmaceuticals	4,849	4,695	4,849
Inotiv, Inc.(v)	S+1150, 2.50% SOFR Floor	10/15/2026	Healthcare & Pharmaceuticals	2,869	2,795	2,869
Inotiv, Inc.(p)	0.00% Unfunded	7/17/2026	Healthcare & Pharmaceuticals	145	—	—
Instant Web, LLC(r)(t)(u)	S+700, 1.00% SOFR Floor	2/23/2029	Media: Advertising, Printing & Publishing	60,310	60,310	36,186
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/23/2029	Media: Advertising, Printing & Publishing	2,925	2,925	2,840
Instant Web, LLC(r)	Prime+375, 4.00% Prime Floor	2/23/2029	Media: Advertising, Printing & Publishing	600	600	608
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/23/2029	Media: Advertising, Printing & Publishing	1,794	1,794	1,742
Instant Web, LLC(r)	0.50% Unfunded	2/23/2029	Media: Advertising, Printing & Publishing	1,731	—	(50)
Instant Web, LLC(r)	0.50% Unfunded	2/23/2029	Media: Advertising, Printing & Publishing	757	—	(22)
Invincible Boat Company LLC(t)(u)	S+750, 1.50% SOFR Floor	3/31/2028	Consumer Goods: Durable	13,978	13,942	11,374
Invincible Boat Company LLC(u)	S+750, 1.50% SOFR Floor	3/31/2028	Consumer Goods: Durable	718	718	584
Invincible Boat Company LLC	0.50% Unfunded	3/31/2028	Consumer Goods: Durable	479	—	(89)
Isagenix International, LLC(r)(v)	S+750, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	10,747	10,747	4,890
JP Intermediate B, LLC(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	27,159	27,159	23,662
JP Intermediate B, LLC(m)(s)(v)	S+700, 1.00% SOFR Floor	9/30/2030	Beverage, Food & Tobacco	6,855	6,855	6,872
JP Intermediate B, LLC(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	3,534	217	3,017
K&N Parent, Inc.(u)	S+550, 2.00% SOFR Floor	12/31/2030	Consumer Goods: Durable	6,393	6,211	6,201
Klein Hersh, LLC(i)(u)	S+800, 0.50% SOFR Floor	4/27/2028	Services: Business	22,927	21,391	21,666
LAV Gear Holdings, Inc.(m)(r)(t)(v)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	16,476	16,476	13,593
LAV Gear Holdings, Inc.(n)(r)(t)(v)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	5,252	5,059	5,153
LAV Gear Holdings, Inc.(r)(t)(u)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	147	147	144
LAV Gear Holdings, Inc.(r)	0.50% Unfunded	7/31/2029	Services: Business	580	(73)	(11)
Lift Brands, Inc.(m)(n)(r)(u)	S+750, 1.00% SOFR Floor	9/30/2026	Services: Consumer	20,894	20,894	21,077
Lift Brands, Inc.(n)(r)	9.50%	9/30/2026	Services: Consumer	7,432	7,410	7,460
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	8,661	8,626	8,672
Live Comfortably Borrower LLC(t)(u)	S+1000, 3.00% SOFR Floor	9/19/2027	Consumer Goods: Durable	21,785	21,561	18,817
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Metrc Inc.(m)(v)	S+550, 1.00% SOFR Floor	9/30/2031	High Tech Industries	8,411	8,261	8,348
Metrc Inc.	0.50% Unfunded	9/30/2031	High Tech Industries	2,250	(39)	(17)
Metrc Inc.	0.50% Unfunded	9/30/2027	High Tech Industries	2,250	(45)	(17)
Newbury Franklin Industrials LLC(m)(v)	S+700, 2.00% SOFR Floor	12/11/2029	Capital Equipment	4,914	4,859	4,877
Newbury Franklin Industrials LLC(v)	S+700, 2.00% SOFR Floor	12/11/2029	Capital Equipment	901	901	894
Newbury Franklin Industrials LLC	1.00% Unfunded	12/11/2029	Capital Equipment	1,066	(10)	(8)
NewsCycle Solutions, Inc.(q)(v)	S+100, 1.00% SOFR Floor	9/30/2026	Media: Advertising, Printing & Publishing	14,075	11,238	6,386
Optio Rx, LLC(r)(t)(v)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	761	761	748
Optio Rx, LLC(r)	0.50% Unfunded	3/21/2030	Healthcare & Pharmaceuticals	658	—	(11)
Optio Rx, LLC(r)(v)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	15,689	15,689	15,434
Playboy Enterprises, Inc.(h)(v)	S+625, 0.50% SOFR Floor	5/25/2028	Consumer Goods: Non-Durable	13,468	13,425	13,468
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	12,637	12,637	10,062
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	1,208	1,181	962
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	756	756	602
RA Outdoors, LLC(p)(r)	0.00% Unfunded	6/30/2027	Media: Diversified & Production	330	—	(67)
Revolt Media and TV, LLC(n)(r)(u)	S+800, 3.00% SOFR Floor	7/31/2029	Media: Diversified & Production	13,200	12,894	12,920
Riddell, Inc. / All American Sports Corp.(m)(n)(t)(u)	S+600, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	21,546	21,314	21,546
Robert C. Hilliard, L.L.P.(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	2,765	2,770	2,720
RumbleOn, Inc.(m)(t)(v)	S+775, 1.00% SOFR Floor	9/30/2027	Automotive	2,411	2,406	2,411
RumbleOn, Inc.(m)(t)(v)	S+775, 1.00% SOFR Floor	9/30/2027	Automotive	7,988	7,830	7,988
SHF Holdings, Inc.(m)(n)(v)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	17,987	17,987	17,987
SHF Holdings, Inc.	0.50% Unfunded	1/22/2030	Beverage, Food & Tobacco	1,739	—	—
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	19,965	19,965	7,562
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	1,774	1,774	672
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	1,141	2,044	432
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	1,083	1,083	410
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	825	825	829
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	904	—	342
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	125	125	126
Spinal USA, Inc. / Precision Medical Inc.(p)	0.00% Unfunded	5/29/2028	Healthcare & Pharmaceuticals	125	—	—
STATinMED, LLC(q)(r)(t)(u)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	22,039	11,709	—
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	1,004	1,004	473
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	498	498	1,528
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	224	224	185
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	218	218	903
Stengel Hill Architecture, LLC(m)(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	12,454	12,454	12,454
Stengel Hill Architecture, LLC(n)(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	2,993	2,992	2,993
Stengel Hill Architecture, LLC(m)(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,503	1,503	1,503
Stengel Hill Architecture, LLC(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	825	825	825
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	1,425	—	—
Straine Dental Management, LLC(m)(u)	S+742, 2.00% SOFR Floor	11/25/2030	Healthcare & Pharmaceuticals	11,729	11,627	11,627
Straine Dental Management, LLC	0.25% Unfunded	5/25/2027	Healthcare & Pharmaceuticals	3,618	(18)	(32)
Straine Dental Management, LLC(u)	S+724, 2.00% SOFR Floor	11/25/2030	Healthcare & Pharmaceuticals	123	124	122
Tactical Air Support, Inc.(m)(u)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	10,950	10,950	10,950
Tactical Air Support, Inc.(m)(u)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,900	1,900	1,900
Tactical Air Support, Inc.(m)(u)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,825	1,796	1,825
Tactical Air Support, Inc.	0.75% Unfunded	12/22/2028	Aerospace & Defense	2,000	—	—
Thrill Holdings LLC(v)	S+600, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	18,217	18,217	10,436
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	—
TMK Hawk Parent, Corp.(u)	S+400, 1.00% SOFR Floor	6/30/2029	Services: Business	7,472	7,472	7,313
TMK Hawk Parent, Corp.(p)	0.00% Unfunded	10/28/2026	Services: Business	780	—	—
Trademark Global, LLC(q)(r)(t)(v)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	21,936	19,288	11,900
Trademark Global, LLC(r)(v)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	353	346	346
Trademark Global, LLC(r)	0.50% Unfunded	6/30/2027	Consumer Goods: Non-Durable	1,588	—	(30)
Trammell, P.C.(t)(u)	S+1550, 2.00% SOFR Floor	5/29/2028	Services: Consumer	18,557	18,557	18,557
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,525	1,426	473
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	101
Wok Holdings Inc.(m)(n)(u)	S+625, 0.00% SOFR Floor	9/3/2029	Beverage, Food & Tobacco	24,192	23,698	23,194
WorkGenius, Inc.(m)(n)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	26,150	26,150	26,150
WorkGenius, Inc.(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	747	750
WorkGenius, Inc.(t)	12.00%	6/7/2027	Services: Business	7,625	7,625	7,625
WorkGenius, Inc.(m)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	4,012	4,012	4,012
WorkGenius, Inc.(t)	12.00%	6/7/2027	Services: Business	375	375	375
Xenon Arc, Inc.(m)(v)	S+575, 0.75% SOFR Floor	12/20/2028	High Tech Industries	3,777	3,761	3,777
Total Senior Secured First Lien Debt					1,439,478	1,303,616
Senior Secured Second Lien Debt - 0.0%
RA Outdoors, LLC(q)(r)(t)(v)	S+900, 1.00% SOFR Floor	12/31/2027	Media: Diversified & Production	2,448	2,218	—
Total Senior Secured Second Lien Debt					2,218	—
Unsecured Debt - 1.1%
Klein Hersh, LLC(m)(p)	0.00%	4/27/2032	Services: Business	4,368	988	857
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,308	22,860	4,840
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,811	1,811	1,662
Total Unsecured Debt					25,659	7,359
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)

Portfolio Company(a)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 50.0%
ACS Holdings LLC, Class A-1 Membership Units(o)(p)(s)		Healthcare & Pharmaceuticals	40,415,901 Units	—	—
ALA Holdco LLC, Class A Units(p)(s)		Capital Equipment	9,000 Units	5,432	5,797
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(p)(r)		Metals & Mining	NA	—	1,743
Ascent Resources - Marcellus, LLC, Membership Units(aa)		Energy: Oil & Gas	511,255 Units	—	102
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)		Banking, Finance, Insurance & Real Estate	8,800,606 Units	11,718	5,896
Avison Young (Canada) Inc., Class F Common Shares(p)		Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	—
Carestream Health Holdings, Inc., Common Stock(p)(r)		Healthcare & Pharmaceuticals	1,496,886 Units	24,839	40,872
CF Arch Holdings LLC, Class A Units		Services: Business	380,952 Units	381	724
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)		Diversified Financials	22,072,841 Units	22,073	9,084
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)		Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units(p)		Construction & Building	849,201 Units	237	535
David's Bridal Holdings, LLC, Preferred Units(p)(s)		Retail	1,000 Units	10,820	12,880
David's Bridal Holdings, LLC, Class A Common Units(p)(s)		Retail	876,920 Units	23,130	11,404
David's Bridal Holdings, LLC, Class B Common Units(p)(s)		Retail	441,441 Units	6,978	5,741
EBSC Holdings LLC, Preferred Units (10% Return)		Consumer Goods: Durable	2,000 Units	2,468	2,835
FWS Parent Holdings, LLC, Class A Membership Interests(p)		Services: Business	35,242 Units	800	525
Heritage Litigation Trust, Restricted Stock(p)		Energy: Electricity	238,375 Units	100	146
Instant Web Holdings, LLC, Class A Common Units(p)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)		Retail	8,888,354 Units	10,740	10,933
Isagenix Worldwide, Inc., Common Shares(p)(r)		Beverage, Food & Tobacco	787,149 Units	8,988	—
JuicePlus Topco, LLC, Membership Units(p)(s)		Beverage, Food & Tobacco	271,637 Units	31,238	18,970
K&N Holdco, LLC, Membership Units(p)		Consumer Goods: Durable	2,050,824 Units	11,826	5,189
Language Education Holdings GP LLC, Common Units(p)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)		Services: Business	366,667 Units	825	—
LB NewHoldco LLC, Voting Units(p)		Hotel, Gaming & Leisure	123,568 Units	4,200	109
Longview Intermediate Holdings C, LLC, Membership Units(r)(aa)		Energy: Electricity	1,495,714 Units	12,917	108,798
Mount Logan Capital Inc., Common Stock(f)(aa)		Banking, Finance, Insurance & Real Estate	254,756 Units	3,534	876
New Giving Acquisition, Inc., Common Stock(aa)		Healthcare & Pharmaceuticals	4,630 Units	633	2,148
New HW Holdings Corp., Preferred Stock(p)(r)		Capital Equipment	14 Units	9,899	—
New HW Holdings Corp., Common Stock(p)(r)		Capital Equipment	119 Units	—	—
New Media Futures LLC, Common Units(p)(r)		Media: Diversified & Production	8,985 Units	305	305
NS NWN Acquisition, LLC, Class A Preferred Units(aa)		High Tech Industries	111 Units	—	535
NS NWN Holdco LLC, Non-Voting Units(aa)		High Tech Industries	522 Units	—	162
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	2,276
Online Pharmacy Holdings, LLC, Series A Preferred Equity (5% Return)(r)		Healthcare & Pharmaceuticals	3,762,159 Units	3,325	1,994
Online Pharmacy Holdings, LLC, Series D-1 Common Equity(p)(r)		Healthcare & Pharmaceuticals	1,235 Units	—	—
Palmetto Clean Technology, Inc., Warrants(p)		High Tech Industries	724,112 Units	472	10,029
PLBY Group, Inc., Common Stock(f)(h)(p)		Consumer Goods: Non-Durable	2,216,105 Units	5,511	2,704
RumbleOn, Inc., Warrants(p)	8/14/2028	Automotive	60,606 Units	502	333
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,326	2,124
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,425	3,061
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	5,216
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	2,114
Sopris Topco, LLC, Common Units(p)(r)		Media: Diversified & Production	105 Units	—	—
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	10,414,785 Units	12,597	12,602
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	167,952 Units	19,985	19,587
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TG Parent NewCo LLC, Common Units(o)(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	4,399
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	58
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	11,978
White Tiger NewCo, LLC, Class A Units(p)(r)		Services: Business	76,140 Units	12,664	1,603
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	380
WorkGenius, LLC, Class A-1 Units(p)		Services: Business	9,033 Units	9,748	7,417
Yak Holding II, LLC, Series A Common Units(aa)		Construction & Building	127,419 Units	—	—
Total Equity				308,267	334,184
Short Term Investments - 23.2%(k)
First American Treasury Obligations Fund, Class Z Shares(m)(n)	3.53%(l)			154,934	154,934
Total Short Term Investments				154,934	154,934
TOTAL INVESTMENTS - 269.6%				$1,930,556	1,800,093
LIABILITIES IN EXCESS OF OTHER ASSETS - (169.6)%					(1,132,317)
NET ASSETS - 100.0%					$667,776
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, for each loan listed may not be the applicable SOFR rate as of June 30, 2026, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to June 30, 2026.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2026, 96.6% of the Company’s total assets represented qualifying assets.
i.Due to an annual cap in interest in the loan agreement, the all-in-rate on this loan as of June 30, 2026 was 4.66%.
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)
l.7-day effective yield as of June 30, 2026.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of June 30, 2026 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with UBS AG, or UBS, as of June 30, 2026 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of June 30, 2026.
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2025 and June 30, 2026, along with transactions during the six months ended June 30, 2026 in these affiliated investments, were as follows:

		Six Months Ended June 30, 2026				Six Months Ended June 30, 2026
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2025	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2026	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Appalachian Resource Company, LLC
First Lien Term Loan	$—	$11,002	$—	$4,724	$15,726	$—	$662	$—	$—
First Lien Delayed Draw Term Loan	—	6,854	—	291	7,145	—	466	—	—
ARC Financial, LLC
Membership Interests	—	—	—	1,743	1,743	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	12,913	127	(11,535)	(1,505)	—	(1,079)	414	—	—
First Lien Term Loan	—	8,686	—	63	8,749	—	232	—	—
Carestream Health Holdings Inc.
Common Shares	18,081	3,076	—	19,715	40,872	—	—	—	—
Hollander Intermediate LLC
First Lien Term Loan	14,651	2,361	(20,851)	3,839	—	—	1,143	—	—
HW Acquisition, LLC
Revolving Loan	2,877	922	(4)	3,567	7,362	—	359	—	—
First Lien Term Loan	3,033	—	—	(3,033)	—	—	(4)	—	—
Instant Web, LLC
Revolving Loan	2,422	8,260	(7,894)	30	2,818	—	149	—	—
Priming Term Loan	632	—	(22)	(2)	608	—	32	—	—
First Lien Term Loan	35,642	3,168	—	(2,624)	36,186	—	3,169	—	—
First Lien Delayed Draw Term Loan	1,567	94	—	31	1,692	—	89	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	10,755	—	—	178	10,933	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	4,857	467	—	(434)	4,890	—	625	—	—
Isagenix Worldwide, Inc.
Common Shares	—	—	—	—	—	—	—	—	—
LAV Gear Holdings, Inc.
First Lien Term Loan	13,894	283	(81)	(503)	13,593	—	791	—	—
First Lien Term Loan	5,135	100	(26)	(56)	5,153	—	262	—	—
Revolving Loan	(7)	147	—	(7)	133	—	5	—	—
Lift Brands, Inc.
Term Loan A	21,682	—	(494)	(111)	21,077	—	1,204	—	111
Term Loan B	7,212	118	—	130	7,460	—	356	—	34
Term Loan C	8,006	491	—	175	8,672	—	490	—	42
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)

		Six Months Ended June 30, 2026				Six Months Ended June 30, 2026
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2025	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2026	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Live Comfortably Inc.
Common Stock	—	—	—	—	—	1,238	—	—	—
Longview Intermediate Holdings C, LLC
Membership Units	105,657	—	—	3,141	108,798	—	—	5,235	—
New HW Holdings Corp.
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
New Media Futures LLC
Common Stock	—	305	—	—	305	—	—	—	—
Online Pharmacy Holdings, LLC
Series A Preferred Equity	3,913	92	—	(2,011)	1,994	—	—	92	—
Series D Preferred Equity	—	—	—	—	—	—	—	—	—
Optio Rx, LLC
First Lien Term Loan	14,880	1,060	(250)	(256)	15,434	—	1,066	—	—
Revolving Loan	709	52	—	(24)	737	—	52	—	—
RA Outdoors, LLC
Revolving Loan	1,041	63	(18)	(124)	962	—	38	—	—
First Lien Term Loan	10,885	658	—	(1,481)	10,062	—	663	—	—
Delayed Draw Term Loan	(99)	756	—	(122)	535	—	20	—	—
Second Lien Term Loan	—	—	—	—	—	—	—	—	—
Revolt Media and TV, LLC
First Lien Term Loan	—	12,895	—	25	12,920	—	22	—	396
Snap Fitness Holdings, Inc.
Class A Stock	5,047	—	—	169	5,216	—	—	—	—
Warrants	2,046	—	—	68	2,114	—	—	—	—
Sopris Topco, LLC
Common Units	—	—	—	—	—	—	—	—	—
SRA Parent, LLC
Preferred Equity	11,971	620	—	11	12,602	—	—	620	—
Common Equity	20,289	—	—	(702)	19,587	—	—	—	—
STATinMED, LLC
First Lien Term Loan	4,200	—	—	(4,200)	—	—	—	—	—
Senior Term Loan	733	—	—	(260)	473	—	186	—	—
Senior Superpriority Term Loan	199	—	—	(14)	185	—	71	—	—
Senior Superpriority Term Note	2,090	—	—	(562)	1,528	—	706	—	—
Senior Superpriority Term Note	—	218	—	685	903	—	233	—	—
STATinMed Parent, LLC
Class A Preferred Units	—	—	—	—	—	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
TG Parent NewCo LLC
Common Equity	—	—	—	—	—	—	—	—	—
Trademark Global, LLC
First Lien Term Loan	9,848	—	(105)	2,157	11,900	—	(105)	—	—
Incremental First Lien Term Loan	—	346	—	(30)	316	—	2	—	—
White Tiger NewCo, LLC
Common Equity	7,574	—	—	(5,971)	1,603	—	—	—	—
Totals	$364,335	$63,221	$(41,280)	$16,710	$402,986	$159	$13,398	$5,947	$583
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2025 and June 30, 2026, along with transactions during the six months ended June 30, 2026 in these controlled investments, were as follows:

		Six Months Ended June 30, 2026				Six Months Ended June 30, 2026
Controlled Investments	Fair Value at December 31, 2025	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2026	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Adapt Laser Acquisition, Inc.
Revolving Loan	$1,440	$560	$(1,500)	$(32)	$468	$—	$93	$—	$—
First Lien Term Loan	10,148	—	(25)	(165)	9,958	—	557	—	—
ALA Holdco LLC
Class A Units	5,348	—	—	449	5,797	—	—	—	—
American Clinical Solutions LLC
First Lien Term Loan	23,133	4,372	—	(3,042)	24,463	—	1,481	—	—
Delayed Draw Term Loan	—	—	—	(240)	(240)	—	4	—	—
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
CION/EagleTree Partners, LLC
Senior Secured Note	36,037	—	—	—	36,037	—	2,502	—	—
Participating Preferred Shares	13,679	—	—	(4,595)	9,084	—	—	—	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Secured Loan Receivable	2,765	9,000	(3,189)	(124)	8,452	—	61	—	—
Exit First Lien Term Loan	82,548	—	—	1,974	84,522	—	4,795	—	—
Incremental First Lien Term Loan	16,622	—	—	83	16,705	—	829	—	—
Fourteenth Amendment Term Loan	9,792	90	—	48	9,930	—	609	—	—
Incremental First Lien Term Loan	9,219	8,000	—	(119)	17,100	—	660	—	—
David's Bridal Holdings, LLC
Preferred Units	9,500	—	—	3,380	12,880	—	—	—	—
Class A Common Units	9,510	—	—	1,894	11,404	—	—	—	—
Class B Common Units	4,787	—	—	954	5,741	—	—	—	—
JP Intermediate B, LLC
First Out New Money Term Loan	6,889	—	(35)	18	6,872	—	369	—	—
Second Out Term Loan	23,561	—	—	101	23,662	—	1,255	—	—
Third Out Term Loan	1,410	86	—	1,521	3,017	—	132	—	—
Common Shares	23,282	—	—	(4,312)	18,970	—	—	—	—
Totals	$289,670	$22,108	$(4,749)	$(2,207)	$304,822	$—	$13,347	$—	$—
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(in thousands)
t.As of June 30, 2026, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	9.49%	9.49%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	10.00%	10.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	1.00%	1.00%
Appalachian Resource Company, LLC	Senior Secured First Lien Debt	—	13.72%	13.72%
Appalachian Resource Company, LLC	Senior Secured First Lien Debt	—	8.72%	8.72%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	5.26%	5.85%	11.11%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	—	12.26%	12.26%
Berlitz Holdings, Inc.	Senior Secured First Lien Debt	—	12.73%	12.73%
Carestream Health, Inc.	Senior Secured First Lien Debt	—	8.27%	8.27%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	7.03%	5.31%	12.34%
Cennox, Inc.	Senior Secured First Lien Debt	9.98%	0.25%	10.23%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
Community Tree Service, LLC	Senior Secured First Lien Debt	11.84%	1.50%	13.34%
Emerald Technologies (U.S.) Acquisitionco, Inc.	Senior Secured First Lien Debt	4.84%	5.25%	10.09%
FuseFX, LLC	Senior Secured First Lien Debt	6.93%	5.00%	11.93%
Heritage Power, LLC	Senior Secured First Lien Debt	3.73%	5.50%	9.23%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	15.73%	15.73%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	9.69%	9.69%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	11.75%	11.75%
Instant Web, LLC	Senior Secured First Lien Debt	—	10.76%	10.76%
Invincible Boat Company LLC	Senior Secured First Lien Debt	—	11.29%	11.29%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	6.14%	3.44%	9.58%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Live Comfortably Borrower LLC	Senior Secured First Lien Debt	11.76%	2.00%	13.76%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
RA Outdoors, LLC	Senior Secured Second Lien Debt	—	12.83%	12.83%
RA Outdoors, LLC	Senior Secured First Lien Debt	—	10.58%	10.58%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	15.73%	15.73%
RumbleOn, Inc.	Senior Secured First Lien Debt	10.68%	1.00%	11.68%
STATinMED, LLC	Senior Secured First Lien Debt	—	13.23%	13.23%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	—	12.46%	12.46%
Trammell, P.C.	Senior Secured First Lien Debt	—	19.23%	19.23%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
WorkGenius, Inc.	Senior Secured First Lien Debt	—	12.00%	12.00%
u.The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
v.The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
w.The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2026 was 3.85%.
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
June 30, 2026
(in thousands, except share and per share amounts)

Note 1. Organization and Principal Business
CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011 and commenced operations on December 17, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the 1940 Act. The Company elected to be treated and intends to qualify annually for U.S. federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.
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
The Company is managed by CION Investment Management, LLC, or CIM, an affiliate of the Company and a registered investment adviser. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On July 30, 2026, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 7, 2026. The Company has also entered into an administration agreement with CIM to provide the Company with administrative services necessary for it to operate. The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc., or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
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
On December 4, 2017, the members of CIM entered into a fourth amended and restated limited liability company agreement of CIM, or the Fourth Amended CIM LLC Agreement, under which AIM may perform certain services for CIM, which include, among other services, providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. AIM may also, from time to time, provide the Company with access to potential investment opportunities made available on Apollo's credit platform on a similar basis as other third-party market participants. All of the Company's investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG senior personnel.
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
On October 5, 2021, the Company's shares of common stock commenced trading on the New York Stock Exchange, or the NYSE, under the ticker symbol “CION”, or the Listing. As a result, on October 5, 2021, the Company and CIM entered into the second amended and restated investment advisory agreement in order to implement the changes to the advisory fees payable from the Company to CIM that became effective upon the Listing that (i) reduced the annual base management fee, (ii) amended the structure of the subordinated incentive fee on income payable by the Company to CIM and reduced the hurdle and incentive fee rates, and (iii) reduced the incentive fee on capital gains payable by the Company to CIM (as described in further detail in Notes 2 and 4). On February 26, 2023, the Company’s shares of common stock and the Company's Series A Notes listed and commenced trading in Israel on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION” and “CION B1”, respectively. On October 9, 2024, the Company’s 7.50% Notes due 2029, or the 7.50% Public 2029 Notes, listed and commenced trading on the NYSE under the ticker symbol “CICB” and on February 12, 2026, the Company’s 7.50% Notes due 2031, or the 7.50% Public 2031 Notes, listed and commenced trading on the NYSE under the ticker symbol “CICC”.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $154,934 and $116,010 of such investments at June 30, 2026 and December 31, 2025, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
Income Taxes
The Company elected to be treated and intends to qualify annually for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to its shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not be subject to fund level U.S. federal income taxes on any net ordinary income or capital gains that the Company timely distributes to its shareholders. The Company intends to pay distributions in an amount sufficient to maintain RIC status each year and to avoid any U.S. federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes.
One of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, or CIC Holdco, has elected to be treated as a taxable entity for U.S. federal income tax purposes. As a result, CIC Holdco is not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of June 30, 2026 or December 31, 2025.
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
June 30, 2026
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
June 30, 2026
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
The Company has investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2026 and December 31, 2025.
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
June 30, 2026
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
June 30, 2026
(in thousands, except share and per share amounts)
Note 3. Share Transactions
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Gross shares/proceeds from offerings	—	$—	—	$—
Reinvestment of distributions	—	—	—	—
Total gross shares/proceeds	—	—	—	—
Share repurchase program	(2,215,162)	(17,721)	(885,427)	(8,728)
Net shares/amounts for share transactions	(2,215,162)	$(17,721)	(885,427)	$(8,728)

Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2026, the Company sold 49,202,704 shares of common stock for net proceeds of $1,087,087. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $305,650, for which the Company repurchased 21,066,663 shares of common stock. As of June 30, 2026, 21,066,663 shares of common stock repurchased had been retired.
Distribution Reinvestment Plan
On September 15, 2021, the Company adopted a distribution reinvestment plan, or the DRP, which became effective as of the Listing. For additional information regarding the terms of the DRP, see Note 5.

Share Repurchase Policy

On September 15, 2021, the Company’s board of directors, including the independent directors, approved a share repurchase policy authorizing the Company to repurchase up to $50,000 of its outstanding common stock after the Listing. On June 24, 2022 and August 5, 2025, the Company’s board of directors, including the independent directors, increased the amount of shares of the Company’s common stock that may be repurchased under the share repurchase policy by $10,000 and by $20,000, respectively, to up to an aggregate of $60,000 and $80,000, respectively. On July 30, 2026, the Company’s board of directors, including the independent directors, further increased the amount of shares of the Company’s common stock that may be repurchased under the share repurchase policy by $50,000 to up to an aggregate of $130,000. Under the share repurchase policy, the Company may purchase shares of its common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at the Company's discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with the Company’s general business conditions. The policy may be suspended or discontinued at any time and does not obligate the Company to acquire any specific number of shares of its common stock.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
The following table summarizes the share repurchases completed during the year ended December 31, 2025 and the six months ended June 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2025
January 1 to January 31, 2025	89,466	$11.29	89,466	$20,758
February 1 to February 28, 2025	63,383	12.01	63,383	19,998
March 1 to March 31, 2025	33,013	12.13	33,013	19,598
April 1 to April 30, 2025	315,943	9.36	315,943	16,648
May 1 to May 31, 2025	95,782	9.76	95,782	15,714
June 1 to June 30, 2025	287,840	9.26	287,840	13,056
July 1 to July 31, 2025	230,738	9.86	230,738	10,786
August 1 to August 31, 2025(2)	57,331	9.78	57,331	30,226
September 1 to September 30, 2025	42,255	9.96	42,255	29,806
October 1 to October 31, 2025	348,336	9.33	348,336	26,565
November 1 to November 30, 2025	90,964	9.25	90,964	25,725
December 1 to December 31, 2025	116,352	9.59	116,352	24,611
Total for the year ended December 31, 2025	1,771,403		1,771,403

2026
January 1 to January 31, 2026	382,472	$9.45	382,472	$21,005
February 1 to February 28, 2026	460,725	8.68	460,725	17,015
March 1 to March 31, 2026	272,856	7.72	272,856	14,915
April 1 to April 30, 2026	539,836	7.41	539,836	10,925
May 1 to May 31, 2026	164,869	7.66	164,869	9,665
June 1 to June 30, 2026	394,404	6.94	394,404	6,935
Total for the six months ended June 30, 2026	2,215,162		2,215,162
(1)Amounts do not include any commissions paid to Wells Fargo on shares repurchased.
(2)Includes an additional $20,000 of shares of the Company’s common stock that may be repurchased under the share repurchase policy approved by the board of directors on August 5, 2025.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and six months ended June 30, 2026 and 2025, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2026	2025	2026	2025
CIM	Investment adviser	Management fees(1)	$6,040	$6,497	$12,145	$13,122
CIM	Investment adviser	Incentive fees(1)	3,006	3,589	5,734	7,673
CIM	Administrative services provider	Administrative services expense(1)	1,194	1,196	2,570	2,475
			$10,240	$11,282	$20,449	$23,270
(1)Amounts charged directly to operations.

The Company has entered into an investment advisory agreement with CIM. On July 30, 2026, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 7, 2026. Pursuant to the second amended and restated investment advisory agreement, CIM is paid an incentive fee based on the Company's performance, as described below, and an annual base management fee equal to 1.5% of the average value of the Company’s gross assets (including cash pledged as collateral for the Company’s secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets), to the extent that the Company’s asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee is reduced to 1.0% for any such gross assets purchased with leverage resulting in the Company’s asset coverage ratio dropping below 200%. On December 30, 2021, the Company's shareholders approved a proposal to reduce the Company’s asset coverage ratio from 200% to 150%. As a result, commencing on December 31, 2021, the Company is required to maintain asset coverage for its senior securities of 150% (i.e., $2 of debt outstanding for each $1 of equity) rather than 200%. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters.

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
Under the second amended and restated investment advisory agreement, the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income that exceeds the annualized rate of 7.879%. For the three months ended June 30, 2026 and 2025, the Company recorded subordinated incentive fees on income of $3,006 and $3,589, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded subordinated incentive fees on income of $5,734 and $7,673, respectively. As of June 30, 2026 and December 31, 2025, the liabilities recorded for subordinated incentive fees were $3,006 and $3,882, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2026 and 2025 and the year ended December 31, 2025, the Company had no liability for and did not record any capital gains incentive fees.

On April 1, 2018, the Company entered into an administration agreement with CIM pursuant to which CIM furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. CIM is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is for the lower of CIM’s actual costs or the amount that the Company would have been required to pay for comparable administrative services in the same geographic location. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse CIM for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in CIM. On July 30, 2026, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing August 7, 2026.

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
As of June 30, 2026 and December 31, 2025, the total liability payable to CIM and its affiliates was $10,057 and $12,487, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2026 and December 31, 2025, respectively.

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
The Company’s management declared and the Company's board of directors ratified distributions for 4 and 6 record dates during the year ended December 31, 2025 and the six months ended June 30, 2026, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
The following table presents distributions per share that were declared during the year ended December 31, 2025 and the six months ended June 30, 2026:

	Distributions
Three Months Ended	Per Share	Amount
2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
December 31, 2025 (one record date)	0.36	18,552
Total distributions for the year ended December 31, 2025	$1.44	$75,361

2026
March 31, 2026 (three record dates)	$0.30	$15,242
June 30, 2026 (three record dates)	0.30	14,838
Total distributions for the six months ended June 30, 2026	$0.60	$30,080
On May 4, 2026, the Company’s co-chief executive officers declared base distributions of $0.10 per share for each of July, August and September 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
May 4, 2026	July 17, 2026	July 31, 2026	$0.10
May 4, 2026	August 14, 2026	August 28, 2026	0.10
May 4, 2026	September 11, 2026	September 25, 2026	0.10
			$0.30
On August 3, 2026, the Company’s co-chief executive officers declared base distributions of $0.10 per share for each of October, November and December 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
August 3, 2026	October 16, 2026	October 30, 2026	$0.10
August 3, 2026	November 13, 2026	November 27, 2026	0.10
August 3, 2026	December 11, 2026	December 28, 2026	0.10
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
June 30, 2026
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

The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the year ended December 31, 2025 and the six months ended June 30, 2026 pursuant to the DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
2025
January 1 to January 31, 2025	19,368	$11.49	19,368	(1)
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025	—	—	—	—
April 1 to April 30, 2025	159,518	9.13	159,518	(1)
May 1 to May 31, 2025	—	—	—	—
June 1 to June 30, 2025	151,264	9.29	151,264	(1)
July 1 to July 31, 2025	—	—	—	—
August 1 to August 31, 2025	—	—	—	—
September 1 to September 30, 2025	136,868	10.07	136,868	(1)
October 1 to October 31, 2025	—	—	—	—
November 1 to November 30, 2025	—	—	—	—
December 1 to December 31, 2025	136,151	10.08	136,151	(1)
Total for the year ended December 31, 2025	603,169	$9.67	603,169	(1)

2026
January 1 to January 31, 2026	41,483	$9.21	41,483	(1)
February 1 to February 28, 2026	47,550	8.11	47,550	(1)
March 1 to March 31, 2026	58,144	6.83	58,144	(1)
April 1 to April 30, 2026	52,506	7.64	52,506	(1)
May 1 to May 31, 2026	56,934	6.89	56,934	(1)
June 1 to June 30, 2026	63,571	6.26	63,571	(1)
Total for the six months ended June 30, 2026	320,188	$7.36	320,188	(1)
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
June 30, 2026
(in thousands, except share and per share amounts)
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025:

	Six Months Ended June 30,						Year Ended December 31,
	2026			2025			2025
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.60	$30,080	100.0%	$0.72	$38,083	100.0%	$1.44	$75,361	100.0%
Total distributions	$0.60	$30,080	100.0%	$0.72	$38,083	100.0%	$1.44	$75,361	100.0%

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders for each taxable year. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to fund level U.S. federal income tax on investment company taxable income and net capital gains. Accordingly, no U.S. federal income tax provision was required for the year ended December 31, 2025. The Company will also be subject to nondeductible U.S. federal excise taxes of 4% if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes.

Income and capital gain distributions are determined in accordance with the Code and U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences, which could be material, are primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income and accumulated undistributed realized gain on investments.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2025 were characterized as ordinary income distributions for U.S. federal income tax purposes.
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
As of June 30, 2026, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $143,705; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $378,919; the net unrealized depreciation was $235,214; and the aggregate cost of securities for U.S. federal income tax purposes was $2,035,307.
As of December 31, 2025, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $109,542; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $336,218; the net unrealized depreciation was $226,676; and the aggregate cost of securities for U.S. federal income tax purposes was $2,039,666.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of June 30, 2026 and December 31, 2025 at amortized cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,439,478	$1,303,616	79.2%	$1,494,155	$1,370,525	80.8%
Senior secured second lien debt	2,218	—	—	2,218	—	—
Collateralized securities and structured products - equity	—	—	—	4,969	5,028	0.3%
Unsecured debt	25,659	7,359	0.5%	25,563	6,639	0.4%
Equity	308,267	334,184	20.3%	299,181	314,788	18.5%
Subtotal/total percentage	1,775,622	1,645,159	100.0%	1,826,086	1,696,980	100.0%
Short term investments(2)	154,934	154,934		116,010	116,010
Total investments	$1,930,556	$1,800,093		$1,942,096	$1,812,990
(1)Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$241,228	14.7%	$250,178	14.7%
Retail	189,443	11.5%	187,490	11.0%
Healthcare & Pharmaceuticals	173,288	10.5%	191,483	11.3%
Energy: Electricity	146,170	8.9%	140,223	8.2%
Media: Diversified & Production	123,581	7.5%	122,806	7.2%
Consumer Goods: Durable	102,354	6.2%	90,696	5.3%
Beverage, Food & Tobacco	98,592	6.0%	101,153	6.0%
Services: Consumer	94,801	5.8%	113,150	6.8%
Construction & Building	79,860	4.9%	65,493	3.9%
Banking, Finance, Insurance & Real Estate	66,900	4.1%	69,066	4.1%
High Tech Industries	48,275	2.9%	55,956	3.3%
Media: Advertising, Printing & Publishing	47,690	2.9%	47,644	2.8%
Diversified Financials	45,121	2.7%	54,744	3.2%
Environmental Industries	39,356	2.4%	27,928	1.6%
Capital Equipment	29,348	1.8%	31,599	1.9%
Consumer Goods: Non-Durable	28,388	1.7%	28,876	1.7%
Metals & Mining	24,614	1.5%	16,637	1.0%
Containers, Packaging & Glass	18,529	1.1%	18,652	1.1%
Aerospace & Defense	14,675	0.9%	15,075	0.9%
Transportation: Cargo	11,978	0.7%	11,986	0.7%
Automotive	10,732	0.7%	27,145	1.6%
Energy: Oil & Gas	5,287	0.3%	6,267	0.4%
Hotel, Gaming & Leisure	4,949	0.3%	22,733	1.3%
Subtotal/total percentage	1,645,159	100.0%	1,696,980	100.0%
Short term investments	154,934		116,010
Total investments	$1,800,093		$1,812,990

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)

	June 30, 2026		December 31, 2025
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,609,048	97.8%	$1,655,740	97.6%
Canada	33,835	2.1%	34,704	2.0%
Bermuda	2,276	0.1%	1,508	0.1%
Cayman Islands	—	—	5,028	0.3%
Subtotal/total percentage	1,645,159	100.0%	1,696,980	100.0%
Short term investments	154,934		116,010
Total investments	$1,800,093		$1,812,990
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of June 30, 2026 and December 31, 2025, investments on non-accrual status represented 1.4% and 1.8%, respectively, of the Company's investment portfolio on a fair value basis.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2026 and December 31, 2025, the Company’s unfunded commitments amounted to $50,525 and $47,779, respectively. As of July 29, 2026, the Company’s unfunded commitments amounted to $46,427. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. Refer to Note 11 for further details on the Company’s unfunded commitments.
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
On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to the Company and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. On November 16, 2023, the Company purchased a portion of the CION/EagleTree Notes held by ET-BC. As a result, as of June 30, 2026, the Company held $36,037 and ET-BC held $2,965 of the CION/Eagletree Notes. On March 4, 2026, CION/EagleTree extended the maturity date of the senior secured notes from December 21, 2026 to December 21, 2027. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to the Company.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of June 30, 2026:

Portfolio Company	Interest	Industry	Principal/ Par Amount/ Units	Cost	Fair Value
Equity
American Clinical Solutions LLC, Class A Membership Interests(a)		Healthcare & Pharmaceuticals	6,030,384 Units	$5,200	$—
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(a)		Media: Diversified & Production	1,469 Units	486	—
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(a)		Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(a)		Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)		Diversified Financials	N/A	10,571	9,472
Carestream Health Holdings, Inc., Common Stock(a)		Healthcare & Pharmaceuticals	614,367 Units	21,759	16,775
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend		Healthcare & Pharmaceuticals	2,727,273 Units	9,994	17,100
CHC Medical Partners, Inc., Additional Series C Preferred Stock, 8% Dividend		Healthcare & Pharmaceuticals	183,723 Units	350	927
CTS Ultimate Holdings LLC, Class A Preferred Units(a)		Construction & Building	3,578,701 Units	1,000	2,255
HDNet Holdco LLC, Preferred Unit Call Option(a)		Media: Diversified & Production	1 Unit	—	—
Language Education Holdings GP LLC, Common Units(a)		Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(a)		Services: Business	133,333 Units	300	—
Skillsoft Corp., Class A Common Stock(a)(b)		High Tech Industries	12,171 Units	2,000	63
Spinal USA, Inc. / Precision Medical Inc., Warrants(a)		Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity				51,660	46,592
Short Term Investments(c)
First American Treasury Obligations Fund, Class Z Shares	3.53%(d)			3,478	3,478
Total Short Term Investments				3,478	3,478
TOTAL INVESTMENTS				$55,138	$50,070
a.Non-income producing security.
b.Fair value determined using level 1 inputs.
c.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
d.7-day effective yield as of June 30, 2026.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of June 30, 2026 and December 31, 2025:

Selected Balance Sheet Information:	June 30, 2026	December 31, 2025
Investments, at fair value (amortized cost of $55,138 and $56,772, respectively)	$50,070	$54,956
Dividend receivable on investments	208	186
Interest receivable on investments	14	67
Total assets	$50,292	$55,209

Senior secured notes (net of unamortized debt issuance costs of $9 and $23, respectively)	$38,993	$38,979
Other liabilities	122	137
Total liabilities	39,115	39,116
Members' capital	11,177	16,093
Total liabilities and members' capital	$50,292	$55,209
The following table includes selected statement of operations information for CION/EagleTree for the three and six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Selected Statement of Operations Information:	2026	2025	2026	2025	2025
Total investment income	$507	$638	$965	$1,360	$2,329
Total expenses	1,555	1,571	3,108	3,149	6,332
Net realized gain (loss) on investments	—	—	480	56	(273)
Net change in unrealized appreciation (depreciation) on investments	470	2,288	(3,253)	3,578	(925)
Net (decrease) increase in net assets	$(578)	$1,355	$(4,916)	$1,845	$(5,201)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2026:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Secured Term Loan Credit Facility	SOFR+2.55%(1)	$200,000	$—	June 15, 2027
7.50% Public 2029 Notes(2)	U.S. Unsecured Public Bonds	7.50%	172,500	—	December 30, 2029
7.70% 2029 Notes(3)	Unsecured Notes	7.70%	125,000	—	December 15, 2029
7.41% 2027 Notes(4)	Unsecured Notes	7.41%	47,500	—	December 15, 2027
UBS Credit Facility	Secured Term Loan Credit Facility	SOFR+2.75%	100,000	25,000	February 13, 2028
7.50% Public 2031 Notes(2)	U.S. Unsecured Public Bonds	7.50%	135,000	—	March 31, 2031
Series A Notes(5)	Israel Unsecured Public Bonds	SOFR+3.82%	114,844	—	August 31, 2026
Tranche A Floating Rate 2027 Notes(6)	Unsecured Notes	SOFR+4.75%	100,000	—	November 8, 2027
Tranche B Floating Rate 2027 Notes(6)	Unsecured Notes	SOFR+3.90%	100,000	—	November 8, 2027
2022 Term Loan(6)	Unsecured Term Loan Facility	SOFR+3.50%	50,000	—	April 27, 2027
2024 Term Loan(6)	Unsecured Term Loan Facility	SOFR+3.80%	30,000	—	September 30, 2027
			$1,174,844	$25,000
(1)34th Street pays an annual administration fee of 0.20% on JPM's total financing commitment. The administration fee is included in interest expense in the consolidated statements of operations.
(2)As of June 30, 2026, the fair value of the 7.50% Public 2029 Notes was $171,396 and the fair value of the 7.50% Public 2031 Notes was $131,544, which were based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2026.
(3)As of June 30, 2026, the fair value of the 7.70% 2029 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2026.
(4)As of June 30, 2026, the fair value of the 7.41% 2027 Notes was $47,500, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2026.
(5)As of June 30, 2026, the fair value of the Series A Notes was $115,178, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2026.
(6)As of June 30, 2026, the outstanding amount of these debt obligations approximates their fair value. The fair value was estimated based on discounted cash flows using current market interest rates for similar debt with comparable terms and remaining maturities. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2026.
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
June 30, 2026
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
On July 15, 2024, 34th Street entered into a Fifth Amendment to the Third Amended JPM Credit Agreement with JPM, or the JPM Fifth Amendment. Under the JPM Fifth Amendment, advances to 34th Street remained unchanged of up to $675,000, but the credit spread on the floating interest rate payable by 34th Street on all such advances was reduced from the three-month SOFR plus a credit spread of 3.20% per year to SOFR plus a credit spread of 2.55% per year. Also under the JPM Fifth Amendment, the reinvestment period was extended from July 15, 2024 to June 15, 2026 and the maturity date was extended from May 15, 2025 to June 15, 2027. 34th Street will pay an annual administrative fee of 0.20% on JPM's total financing commitment.
Interest is payable quarterly in arrears. 34th Street may prepay advances pursuant to the terms and conditions of the Third Amended JPM Credit Facility, subject to a 1.0% premium in certain circumstances. In addition, 34th Street was subject to a non-usage fee of 0.8% per year on the amount, if any, of the aggregate principal amount available under the Third Amended JPM Credit Facility that was not borrowed through June 14, 2026. The non-usage fees, if any, were payable quarterly in arrears.
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
The reinvestment period under the Third Amended JPM Credit Facility ended on June 15, 2026, on which the aggregate unfunded principal amount available for borrowing was reduced to zero. As of June 30, 2026, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $200,000 and the aggregate unfunded principal amount was zero. The carrying amount outstanding under the Third Amended JPM Credit Facility approximates its fair value. On July 9, 2026 and July 24, 2026, the Company repaid $2,384 and $123,000 of outstanding borrowings under the Third Amended JPM Credit Facility, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
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
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended June 30, 2026, 34th Street was in compliance with all covenants and reporting requirements.
Through June 30, 2026, the Company incurred debt issuance costs of $18,070 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of June 30, 2026 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At June 30, 2026, the unamortized portion of the debt issuance costs was $1,950.
For the three and six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$3,166	$5,774	$7,991	$11,947	$23,037
Amortization of deferred financing costs	508	508	1,009	1,009	2,034
Non-usage fee	190	205	377	368	767
Total interest expense	$3,864	$6,487	$9,377	$13,324	$25,838
Weighted average interest rate(1)	6.69%	7.32%	6.78%	7.35%	7.26%
Average borrowings	$200,000	$325,000	$248,619	$333,066	$322,630
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Third Amended JPM Credit Facility and is annualized for periods covering less than one year.
7.50% Public 2029 Notes
On October 3, 2024, the Company issued and sold $172,500 in aggregate principal amount of its unsecured 7.50% notes due 2029, or the 7.50% Public 2029 Notes, which included $22,500 in aggregate principal amount of the 7.50% Public 2029 Notes issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional 7.50% Public 2029 Notes to cover overallotments. The 7.50% Public 2029 Notes were issued pursuant to an Indenture, or the Base Indenture, and a First Supplemental Indenture, or the First Supplemental Indenture, and, together with the Base Indenture, the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee, or the Trustee. The Company used the net proceeds of the offering of the 7.50% Public 2029 Notes to pay down borrowings under the Company's senior secured credit facility with JPM. The 7.50% Public 2029 Notes began trading on the NYSE under the ticker symbol “CICB” on October 9, 2024.

The 7.50% Public 2029 Notes will mature on December 30, 2029, unless previously redeemed or repurchased in accordance with their terms. The interest rate of the 7.50% Public 2029 Notes is 7.50% per year and will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which commenced on December 30, 2024. The 7.50% Public 2029 Notes are the Company's direct unsecured obligations and rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness; senior to any series of preferred stock that the Company may issue in the future; senior to any of the Company's future indebtedness that expressly provides it is subordinated to the 7.50% Public 2029 Notes; effectively subordinated to all of the Company's existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company's existing or future subsidiaries.

The 7.50% Public 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 30, 2026, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 7.50% Public 2029 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC, and certain other exceptions, and to provide financial information to the holders of the 7.50% Public 2029 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of and for the three months ended June 30, 2026, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2026, the Company incurred debt issuance costs of $4,305 in connection with issuing the 7.50% Public 2029 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.50% Public 2029 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2026 and will amortize to interest expense over the term of the 7.50% Public 2029 Notes. At June 30, 2026, the unamortized portion of the debt issuance costs was $2,877.
For the three and six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 7.50% Public 2029 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$3,235	$3,235	$6,469	$6,469	$12,937
Amortization of deferred financing costs	205	204	407	397	811
Total interest expense	$3,440	$3,439	$6,876	$6,866	$13,748
Weighted average interest rate(1)	7.50%	7.50%	7.50%	7.50%	7.50%
Average borrowings	$172,500	$172,500	$172,500	$172,500	$172,500
(1)Includes the stated interest expense on the 7.50% Public 2029 Notes and is annualized for periods covering less than one year.

7.41% 2027 Notes and 7.70% 2029 Notes
On December 16, 2025, the Company entered into a Note Purchase Agreement with certain institutional investors, or the December 2025 Note Purchase Agreement, in connection with the Company's issuance of $172,500 aggregate principal amount of its senior unsecured notes, consisting of (i) $125,000 in aggregate principal amount of its senior unsecured notes due 2029, or the 7.70% 2029 Notes, and (ii) $47,500 in aggregate principal amount of its senior unsecured notes due 2027, or the 7.41% 2027 Notes. The 7.70% 2029 Notes were issued at a purchase price equal to 99.75% of the principal amount of the 7.70% 2029 Notes and the 7.41% 2027 Notes were issued at par. The Company used a portion of the net proceeds to repay debt under its $125,000 senior unsecured notes due February 2026 (see 2026 Notes below) and used the remaining net proceeds to make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The 7.41% 2027 Notes and the 7.70% 2029 Notes are rated investment grade by DBRS, Inc.
The 7.70% 2029 Notes and the 7.41% 2027 Notes will bear interest at a fixed rate equal to 7.70% and 7.41% per year, respectively, which will be paid semiannually and which commenced on June 15, 2026. The 7.70% 2029 Notes and the 7.41% 2027 Notes will mature on December 15, 2029 and December 15, 2027, respectively. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 7.70% 2029 Notes and the 7.41% 2027 Notes (i) on or before September 14, 2029 and September 14, 2027, respectively, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed plus an applicable “make whole” amount equal to (x) the discounted value of the remaining scheduled payments with respect to the principal of such Note that is to be prepaid or becomes due and payable pursuant to the December 2025 Note Purchase Agreement over (y) the amount of such called principal, plus accrued and unpaid interest, if any, and (ii) after September 14, 2029 and September 14, 2027, respectively, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest, if any. For any redemptions of the 7.70% 2029 Notes and the 7.41% 2027 Notes occurring on or before September 14, 2029 and September 14, 2027, respectively, the discounted value portion of the “make whole amount” is calculated by applying a discount rate on the same periodic basis as that on which interest on such Notes is payable equal to the sum of 0.50% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of such Notes, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the December 2025 Note Purchase Agreement.
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
June 30, 2026
(in thousands, except share and per share amounts)
The December 2025 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $493,100, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended June 30, 2026, the Company was in compliance with all covenants and reporting requirements.
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
Through June 30, 2026, the Company incurred debt issuance costs of $3,360 in connection with issuing the 7.70% 2029 Notes and the 7.41% 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.70% 2029 Notes and the 7.41% 2027 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2026 and will amortize to interest expense over the term of the 7.70% 2029 Notes and the 7.41% 2027 Notes. At June 30, 2026, the unamortized portion of the debt issuance costs was $2,911.
For the three and six months ended June 30, 2026 and for the period from December 16, 2025 through December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 7.41% 2027 Notes and the 7.70% 2029 Notes were as follows:

	Three Months Ended	Six Months Ended	For the Period From December 16, 2025 Through December 31, 2025
	June 30, 2026	June 30, 2026
Stated interest expense	$3,286	$6,572	$548
Amortization of deferred financing costs	207	412	36
Total interest expense	$3,493	$6,984	$584
Weighted average interest rate(1)	7.62%	7.62%	7.14%
Average borrowings	$172,500	$172,500	$172,500
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
June 30, 2026
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
The Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the 2026 Notes. At June 30, 2026, all upfront fees and other expenses were fully amortized.
For the three and six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2025
	2026	2025	2026	2025
Stated interest expense	$—	$1,406	$—	$2,812	$5,594
Amortization of deferred financing costs	—	133	—	264	594
Total interest expense	$—	$1,539	$—	$3,076	$6,188
Weighted average interest rate(1)	—	4.50%	—	4.50%	4.50%
Average borrowings	$—	$125,000	$—	$125,000	$123,973
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
June 30, 2026
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
June 30, 2026
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
June 30, 2026
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
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining and amending the Amended UBS Repurchase Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Repurchase Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Repurchase Facility. At June 30, 2026, all upfront fees and other expenses were fully amortized.
For the three and six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Repurchase Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$—	$—	$—	$919	$919
Non-usage fee	—	—	—	45	45
Total interest expense	$—	$—	$—	$964	$964
Weighted average interest rate(1)	—	—	—	8.07%	8.07%
Average borrowings	$—	$—	$—	$12,757	$11,781
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
June 30, 2026
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
Pursuant to the UBS Credit Facility, Murray Hill Funding II made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. As of and for the three months ended June 30, 2026, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
Murray Hill Funding II paid an upfront fee and incurred certain other customary costs and expenses totaling $1,210 in connection with obtaining the UBS Credit Facility, which were recorded as a direct reduction to the outstanding balance of the UBS Credit Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the UBS Credit Facility. At June 30, 2026, the unamortized portion of the debt issuance costs was $655.
For the three months ended June 30, 2026 and 2025, for the six months ended June 30, 2026, for the period from February 13, 2025 through June 30, 2025 and for the period from February 13, 2025 through December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the UBS Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2026	For the Period from February 13, 2025 Through June 30, 2025	For the Period from February 13, 2025 Through December 31, 2025
	2026	2025
Stated interest expense	$1,623	$1,782	$3,226	$2,705	$6,192
Non-usage fee	47	48	94	72	168
Amortization of deferred financing costs	101	100	200	151	355
Total interest expense	$1,771	$1,930	$3,520	$2,928	$6,715
Weighted average interest rate(1)	6.61%	7.24%	6.60%	7.24%	7.11%
Average borrowings	$100,000	$100,000	$100,000	$100,000	$100,000
(1)Includes the stated interest expense and non-usage fee on the unused portion of the UBS Credit Facility and is annualized for periods covering less than one year.

7.50% Public 2031 Notes

On February 9, 2026, the Company issued and sold $135,000 in aggregate principal amount of its unsecured 7.50% notes due 2031, or the 7.50% Public 2031 Notes, which included $10,000 in aggregate principal amount of the Company’s 7.50% Public 2031 Notes issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional 7.50% Public 2031 Notes to cover overallotments. The 7.50% Public 2031 Notes were issued pursuant to an Indenture, or the Base Indenture, and a Second Supplemental Indenture, or the Second Supplemental Indenture, and, together with the Base Indenture, the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee, or the Trustee. The Company used the net proceeds of the offering of the 7.50% Public 2031 Notes to pay down borrowings under the Company's senior secured credit facility with JPM. The 7.50% Public 2031 Notes began trading on the NYSE under the ticker symbol “CICC” on February 12, 2026.
The 7.50% Public 2031 Notes will mature on March 31, 2031, unless previously redeemed or repurchased in accordance with their terms. The interest rate of the 7.50% Public 2031 Notes is 7.50% per year and will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which commenced on March 30, 2026. The 7.50% Public 2031 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness; senior to any series of preferred stock that the Company may issue in the future; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 7.50% Public 2031 Notes; effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s existing or future subsidiaries.
The 7.50% Public 2031 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 31, 2028, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 7.50% Public 2031 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirement set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC and certain other exceptions, and to provide financial information to the holders of the 7.50% Public 2031 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of and for the three months ended June 30, 2026, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2026, the Company incurred debt issuance costs of $3,795 in connection with issuing the 7.50% Public 2031 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.50% Public 2031 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2026 and will amortize to interest expense over the term of the 7.50% Public 2031 Notes. At June 30, 2026, the unamortized portion of the debt issuance costs was $3,554.
For the three months ended June 30, 2026 and for the period from February 9, 2026 through June 30, 2026, the components of interest expense, average borrowings, and weighted average interest rate for the 7.50% Public 2031 Notes were as follows:

	Three Months Ended June 30, 2026	For the Period from February 9, 2026 through June 30, 2026

Stated interest expense	$2,532	$3,994
Amortization of deferred financing costs	157	241
Total interest expense	$2,689	$4,235
Weighted average interest rate(1)	7.50%	7.50%
Average borrowings	$135,000	$135,000
(1) Includes the stated interest expense on the 7.50% Public 2031 Notes and is annualized for periods covering less than one year.
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

The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525,000, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2026, the Company was in compliance with all covenants and reporting requirements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
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
Through June 30, 2026, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2026 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At June 30, 2026, the unamortized portion of the debt issuance costs was $271.
For the three and six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$2,161	$2,452	$4,419	$4,753	$9,277
Amortization of deferred financing costs	397	397	790	790	1,594
Total interest expense	$2,558	$2,849	$5,209	$5,543	$10,871
Weighted average interest rate(1)	7.45%	8.44%	7.65%	8.23%	7.97%
Average borrowings	$114,844	$114,844	$114,844	$114,844	$114,844
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
June 30, 2026
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

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543,600, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new unsecured credit facilities, loans, notes or indebtedness in excess of $25,000 incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2026, the Company was in compliance with all covenants and reporting requirements.

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
Through June 30, 2026, the Company incurred debt issuance costs of $5,462 in connection with issuing the Floating Rate 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the Floating Rate 2027 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2026 and will amortize to interest expense over the term of the Floating Rate 2027 Notes. At June 30, 2026, the unamortized portion of the debt issuance costs was $2,197.

For the three and six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Floating Rate 2027 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$3,999	$4,273	$8,031	$8,697	$17,173
Amortization of deferred financing costs	405	405	805	805	1,623
Total interest expense	$4,404	$4,678	$8,836	$9,502	$18,796
Weighted average interest rate(1)	7.98%	8.65%	8.03%	8.70%	8.59%
Average borrowings	$200,000	$200,000	$200,000	$200,000	$200,000
(1) Includes the stated interest expense on the Floating Rate 2027 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
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

The 2022 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2022 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2026, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2026, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2026 and will amortize to interest expense over the term of the 2022 Term Loan. At June 30, 2026, the unamortized portion of the debt issuance costs was $168.
For the three and six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 Term Loan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$910	$985	$1,807	$1,964	$3,918
Amortization of deferred financing costs	52	52	102	102	205
Total interest expense	$962	$1,037	$1,909	$2,066	$4,123
Weighted average interest rate(1)	7.20%	7.80%	7.19%	7.81%	7.73%
Average borrowings	$50,000	$50,000	$50,000	$50,000	$50,000
(1) Includes the stated interest expense on the 2022 Term Loan and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
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

The 2024 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543,600, (iv) a minimum asset coverage ratio of not less than 150%, (v) an interest coverage ratio of not less than 1.25 to 1.00, and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2024 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2026, the Company was in compliance with all covenants and reporting requirements.

Through June 30, 2026, the Company incurred debt issuance costs of $767 in connection with obtaining the 2024 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2024 Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2026 and will amortize to interest expense over the term of the 2024 Term Loan. At June 30, 2026, the unamortized portion of the debt issuance costs was $320.

For the three and six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2024 Term Loan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2025
	2026	2025	2026	2025
Stated interest expense	$591	$614	$1,176	$1,224	$2,442
Amortization of deferred financing costs	64	64	127	142	271
Total interest expense	$655	$678	$1,303	$1,366	$2,713
Weighted average interest rate(1)	7.80%	8.10%	7.80%	8.11%	8.03%
Average borrowings	$30,000	$30,000	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2024 Term Loan and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of June 30, 2026 and December 31, 2025, according to the fair value hierarchy:

	June 30, 2026(1)				December 31, 2025(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,303,616	$1,303,616	$—	$—	$1,370,525	$1,370,525
Senior secured second lien debt	—	—	—	—	—	—	—	—
Collateralized securities and structured products - equity	—	—	—	—	—	—	5,028	5,028
Unsecured debt	—	—	7,359	7,359	—	—	6,639	6,639
Equity	3,580	—	321,520	325,100	6,268	—	294,841	301,109
Short term investments	154,934	—	—	154,934	116,010	—	—	116,010
Total Investments	$158,514	$—	$1,632,495	$1,791,009	$122,278	$—	$1,677,033	$1,799,311
(1)Excludes the Company's $9,084 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $13,679 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, March 31, 2026	$1,375,487	$—	$5,033	$6,786	$300,841	$1,688,147
Investments purchased(2)(3)	83,791	—	—	48	5,187	89,026
Net realized loss	(17,898)	—	(69)	—	—	(17,967)
Net change in unrealized appreciation (depreciation)	20,430	—	(64)	525	15,492	36,383
Accretion of discount	2,874	—	—	—	—	2,874
Sales and principal repayments(3)	(161,068)	—	(4,900)	—	—	(165,968)
Ending balance, June 30, 2026	$1,303,616	$—	$—	$7,359	$321,520	$1,632,495
Change in net unrealized appreciation on investments still held as of June 30, 2026(1)	$2,121	$—	$—	$525	$15,492	$18,138
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities and equity investments received in settlement of fee income.

	Six Months Ended June 30, 2026
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2025	$1,370,525	$—	$5,028	$6,639	$294,841	$1,677,033
Investments purchased(2)(3)	194,479	—	—	96	10,729	205,304
Net realized (loss) gain	(19,019)	—	(69)	—	1,359	(17,729)
Net change in unrealized (depreciation) appreciation	(12,233)	—	(59)	624	17,593	5,925
Accretion of discount	4,534	—	—	—	—	4,534
Sales and principal repayments(3)	(234,670)	—	(4,900)	—	(3,002)	(242,572)
Ending balance, June 30, 2026	$1,303,616	$—	$—	$7,359	$321,520	$1,632,495
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2026(1)	$(16,600)	$—	$—	$624	$17,593	$1,617
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
(3)Includes non-cash restructured securities and equity investments received in settlement of fee income.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
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
June 30, 2026
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,051,819	Discounted Cash Flow	Discount Rates	9.0%	—	33.8%	14.5%
	97,539	Market Comparable Approach	Revenue Multiple	0.95x	—	3.25x	1.79x
	66,532		EBITDA Multiple	2.75x	—	10.00x	6.85x
	34,716	Other(2)	Probability Weighted Recovery Rate	15%	—	100%	85%
	24,223		Insurance Claim Recovery Rate	43%			N/A
	28,787	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	—	Market Comparable Approach	Revenue Multiple	1.33x			N/A
Unsecured debt	4,840	Other(2)	Probability Weighted Recovery Rate	19%			N/A
	1,662	Discounted Cash Flow	Discount Rates	13.3%			N/A
	857	Options Pricing Model	Expected Volatility	30%			N/A
Equity	131,666	Market Comparable Approach	EBITDA Multiple	2.75x	—	23.00x	12.54x
	108,798		$ per kW	$1,025			N/A
	59,928		Revenue Multiple	0.46x	—	3.25x	0.64x
	18,440	Options Pricing Model	Expected Volatility	40%	—	76%	56%
	2,587	Other(2)	Other(2)	N/A			N/A
	101	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,632,495
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions, recovery of insurance claims and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)

	December 31, 2025
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,125,658	Discounted Cash Flow	Discount Rates	8.3%	—	56.1%	13.3%
	123,118	Market Comparable Approach	Revenue Multiple	0.75x	—	4.00x	1.71x
	43,583		EBITDA Multiple	1.50x	—	5.00x	3.33x
	34,919	Other(2)	Probability Weighted Recovery Rate	15%	—	100%	97%
	23,133		Insurance Claim Recovery Rate	38.3%			N/A
	20,114	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	—	Market Comparable Approach	Revenue Multiple	1.43x			N/A
Collateralized securities and structured products - equity	5,028	Discounted Cash Flow	Discount Rates	13.5%			N/A
Unsecured debt	4,840	Other(2)	Probability Weighted Recovery Rate	25%			N/A
	1,646	Discounted Cash Flow	Discount Rates	12.3%			N/A
	153	Market Comparable Approach	EBITDA Multiple	9.75x			N/A
Equity	127,094	Market Comparable Approach	EBITDA Multiple	4.00x	—	26.38x	12.49x
	105,657		$ per kW	$1,000			N/A
	34,934		Revenue Multiple	0.35x	—	4.00x	0.63x
	16,775	Options Pricing Model	Expected Volatility	43.3%	—	112.5%	57.3%
	9,571	Broker Quotes	Broker Quotes	N/A			N/A
	810	Other(2)	Other(2)	N/A			N/A
Total	$1,677,033
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and six months ended June 30, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Professional fees	$339	$87	$1,182	$855	$1,759
Dues and subscriptions	246	329	497	532	1,021
Valuation expense	231	209	404	439	792
Insurance expense	212	187	396	371	740
Director fees and expenses	174	181	355	353	705
Accounting and administrative costs	147	169	269	281	555
Transfer agent expense	126	125	254	244	501
Printing and marketing expense	8	82	58	99	151
Other expenses	60	24	90	55	110
Total general and administrative expense	$1,543	$1,393	$3,505	$3,229	$6,334

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
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
As of June 30, 2026 and December 31, 2025, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2026(1)	December 31, 2025(1)
Anchor QEA, Inc.	$7,284	$—
Dependable Acquisition Inc.	5,000	—
Metrc Inc.	4,500	4,500
Straine Dental Management, LLC	3,618	3,741
APS Acquisition Holdings, LLC	3,484	5,979
American Health Staffing Group, Inc.	2,500	2,500
Instant Web, LLC	2,488	2,704
CrossLink Professional Tax Solutions, LLC	2,209	982
Tactical Air Support, Inc.	2,000	2,000
Bradshaw International Parent Corp.	1,844	1,844
Thrill Holdings LLC	1,739	1,739
SHF Holdings, Inc.	1,739	1,739
Trademark Global, LLC	1,588	—
Adapt Laser Acquisition, Inc.	1,500	560
Stengel Hill Architecture, LLC	1,425	1,425
Newbury Franklin Industrials, LLC	1,066	1,066
David's Bridal, LLC(2)	1,000	4,000
American Clinical Solutions LLC	1,000	—
TMK Hawk Parent, Corp.	779	779
Berlitz Holdings, Inc.	692	2,977
Optio Rx, LLC	658	658
LAV Gear Holdings, Inc.	580	726
Invincible Boat Company LLC	479	80
BDS Solutions Intermediateco, LLC	429	476
RA Outdoors, LLC	330	1,083
HW Acquisition, LLC	294	—
Inotiv, Inc.	145	—
Spinal USA, Inc. / Precision Medical Inc.	125	125
Cennox, Inc.	30	30
Sleep Opco, LLC	—	2,060
Gold Medal Holdings, Inc.	—	1,632
ESP Associates, Inc.	—	1,118
Ironhorse Purchaser, LLC	—	816
Avison Young (USA) Inc.	—	440
Total	$50,525	$47,779
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)The Company may be required to fund an additional $20,000 if certain conditions are satisfied. See footnote g. to the consolidated schedule of investments as of June 30, 2026.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)

Unfunded commitments to provide funds to companies are not recorded as liabilities on the Company’s consolidated balance sheets. To the extent that interest rates on unfunded commitments are below market, a liability is recorded in the consolidated schedule of investments. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2026 and December 31, 2025, refer to the table above and the consolidated schedules of investments. As of July 29, 2026, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $46,427.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Amendment fees	$2,514	$929	$5,023	$4,412	$9,606
Capital structuring and other fees	396	783	761	1,283	5,283
Commitment fees	—	—	—	—	5,083
Administrative agent fees	—	—	—	—	100
Total(1)	$2,910	$1,712	$5,784	$5,695	$20,072
(1)A portion of our fee income is derived from non-controlled, affiliated investments and controlled investments. Refer to notes r. and s. to the consolidated schedules of investments as of June 30, 2026 and December 31, 2025 for further details on the sources of our fee income.
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025:

	Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2025
Per share data:(1)
Net asset value at beginning of period	$13.76	$15.43	$15.43
Results of operations:
Net investment income	0.54	0.68	1.78
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(0.37)	(0.97)	(2.18)
Net increase (decrease) in net assets resulting from operations(2)	0.17	(0.29)	(0.40)
Shareholder distributions:
Distributions from net investment income	(0.60)	(0.72)	(1.44)
Net decrease in net assets resulting from shareholders' distributions	(0.60)	(0.72)	(1.44)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.24	0.08	0.17
Net increase in net assets resulting from capital share transactions	0.24	0.08	0.17
Net asset value at end of period	$13.57	$14.50	$13.76
Shares of common stock outstanding at end of period	49,202,704	52,303,842	51,417,866
Total investment return-net asset value(4)	6.93%	1.46%	3.29%
Total investment return-market value(5)	(30.15)%	(9.36)%	(1.75)%
Net assets at beginning of period	$707,628	$820,810	$820,810
Net assets at end of period	$667,776	$758,610	$707,628
Average net assets	$675,767	$788,825	$775,218
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	8.07%	9.25%	12.00%
Ratio of net operating expenses to average net assets(6)	21.57%	18.44%	19.06%
Portfolio turnover rate(7)	7.91%	5.77%	14.92%
Total amount of senior securities outstanding	$1,174,844	$1,117,344	$1,139,844
Asset coverage ratio(8)	1.57	1.68	1.62

(1)The per share data for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025 was derived by using the weighted average shares of common stock outstanding during each period.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
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
(5)Total investment return-market value for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
Note 14. Subsequent Events
On July 15, 2026, the Company entered into (i) a Note Purchase Agreement with a certain institutional investor, or the 7.50% 2029 Notes Note Purchase Agreement, in connection with the issuance of up to $10,000 in aggregate principal amount of the Company’s 7.50% senior unsecured notes due 2029, or 7.50% 2029 Notes, and (ii) a Note Purchase Agreement with a certain institutional investor, or the 8.00% 2031 Notes Note Purchase Agreement, in connection with the issuance of up to $50,000 in aggregate principal amount of the Company’s 8.00% senior unsecured notes due 2031, or the 8.00% 2031 Notes.

The 7.50% 2029 Notes and the 8.00% 2031 Notes will be issued in two closings, with (a) the initial closing on July 15, 2026 totaling $30,000, consisting of an aggregate principal amount of $2,000 in 7.50% 2029 Notes and an aggregate principal amount of $28,000 in 8.00% 2031 Notes and (b) subject to acceptance by the purchasers, a subsequent closing of up to $30,000, consisting of up to an aggregate principal amount of $8,000 in 7.50% 2029 Notes and up to an aggregate principal amount of $22,000 in 8.00% 2031 Notes, with such subsequent closing to occur with notice from the Company to the purchasers within one year following the initial closing date, subject to the conditions set forth in the applicable Note Purchase Agreement. The 7.50% 2029 Notes were issued at a purchase price equal to 98.00% of the principal amount of the 7.50% 2029 Notes and the 8.00% 2031 Notes were issued at a purchase price equal to 97.00% of the principal amount of the 8.00% 2031 Notes. The Company intends to use the net proceeds to repay a portion of its outstanding debt and the remainder, if any, for working capital and general corporate purposes.

The 7.50% 2029 Notes and the 8.00% 2031 Notes will bear interest at a fixed rate equal to 7.50% and 8.00% per year, respectively, which will be paid quarterly commencing on October 15, 2026. The 7.50% 2029 Notes and the 8.00% 2031 Notes will mature on September 30, 2029 and July 15, 2031, respectively. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 7.50% 2029 Notes and the 8.00% 2031 Notes on or after June 30, 2029 and July 15, 2027, respectively, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest, if any, and without any premium or penalty.

The 7.50% 2029 Notes and the 8.00% 2031 Notes are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company’s subsidiaries, financing vehicles or similar facilities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2026
(in thousands, except share and per share amounts)
The 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement contain other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $493.1 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00. The 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement also contain a “most favored lender” provision in favor of the purchasers in respect of any new unsecured indebtedness in excess of $25 million incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement. In addition, the 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement contain customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy.

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
•“7.50% Public 2031 Notes” refers to our 7.50% public senior unsecured notes due in 2031;
•“7.50% Public 2029 Notes” refers to our 7.50% public senior unsecured notes due in 2029;
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
•“Series A Notes” refers to our series A unsecured notes due in 2026;
•“UBS Credit Facility” refers to our senior secured credit facility with UBS;
•“7.50% 2029 Notes” refers to our 7.50% senior unsecured notes due in 2029; and
•“8.00% 2031 Notes” refers to our 8.00% senior unsecured notes due in 2031.
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
•ongoing conflicts and political unrest in the Middle East and the Russia-Ukraine war, including the potential for the disruption of global shipping activities, volatility in energy prices and other commodities and their impact on the industries in which we invest;
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
•the prices at which shares of our common stock, our 7.50% Public 2029 Notes and our 7.50% Public 2031 Notes may trade on and volume fluctuations on the NYSE; and
•the costs associated with being a publicly traded company.
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
Overview
We were incorporated under the general corporation laws of the State of Maryland on August 9, 2011 and commenced operations on December 17, 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We elected to be treated and intend to qualify annually for U.S. federal income tax purposes as a RIC, as defined under Subchapter M of the Code.
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

On October 5, 2021, our shares of common stock began trading on the NYSE under the ticker symbol “CION”. The Listing accomplished our goal of providing our shareholders with greatly enhanced liquidity. On February 26, 2023, our shares of common stock and our Series A Notes listed and commenced trading in Israel on the TASE under the ticker symbol “CION” and "CION B1", respectively. On October 9, 2024, our 7.50% Public 2029 Notes listed and commenced trading on the NYSE under the ticker symbol "CICB" and on February 12, 2026, our 7.50% Public 2031 Notes listed and commenced trading on the NYSE under the ticker symbol “CICC”.
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On July 30, 2026, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 7, 2026. We have also entered into an administration agreement with CIM to provide us with administrative services necessary for us to operate. We and CIM previously engaged AIM to act as our investment sub-adviser.
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
On December 4, 2017, the members of CIM entered into the Fourth Amended CIM LLC Agreement, under which AIM may perform certain services for CIM, which include, among other services, providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. AIM may also, from time to time, provide us with access to potential investment opportunities made available on Apollo's credit platform on a similar basis as other third-party market participants. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG senior personnel.
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

Recent Developments

7.50% 2029 Notes and 8.00% 2031 Notes

On July 15, 2026, we entered into (i) the 7.50% 2029 Notes Note Purchase Agreement with a certain institutional investor in connection with the issuance of up to $10,000 in aggregate principal amount of our 7.50% 2029 Notes, and (ii) the 8.00% 2031 Notes Note Purchase Agreement with a certain institutional investor in connection with the issuance of up to $50,000 in aggregate principal amount of our 8.00% 2031 Notes.

The 7.50% 2029 Notes and the 8.00% 2031 Notes will be issued in two closings, with (a) the initial closing on July 15, 2026 totaling $30,000, consisting of an aggregate principal amount of $2,000 in 7.50% 2029 Notes and an aggregate principal amount of $28,000 in 8.00% 2031 Notes and (b) subject to acceptance by the purchasers, a subsequent closing of up to $30,000, consisting of up to an aggregate principal amount of $8,000 in 7.50% 2029 Notes and up to an aggregate principal amount of $22,000 in 8.00% 2031 Notes, with such subsequent closing to occur with notice from us to the purchasers within one year following the initial closing date, subject to the conditions set forth in the applicable note purchase agreement. The 7.50% 2029 Notes were issued at a purchase price equal to 98.00% of the principal amount of the 7.50% 2029 Notes and the 8.00% 2031 Notes were issued at a purchase price equal to 97.00% of the principal amount of the 8.00% 2031 Notes. We intend to use the net proceeds to repay a portion of our outstanding debt and the remainder, if any, for working capital and general corporate purposes.

The 7.50% 2029 Notes and the 8.00% 2031 Notes will bear interest at a fixed rate equal to 7.50% and 8.00% per year, respectively, which will be paid quarterly commencing on October 15, 2026. The 7.50% 2029 Notes and the 8.00% 2031 Notes will mature on September 30, 2029 and July 15, 2031, respectively. We have the right to, at our option, redeem all or a part that is not less than 10% of the 7.50% 2029 Notes and the 8.00% 2031 Notes on or after June 30, 2029 and July 15, 2027, respectively, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest, if any, and without any premium or penalty.
Q4 2026 Monthly Base Distributions

On August 3, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of October, November and December 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
August 3, 2026	October 16, 2026	October 30, 2026	$0.10
August 3, 2026	November 13, 2026	November 27, 2026	$0.10
August 3, 2026	December 11, 2026	December 28, 2026	$0.10
			$0.30
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2026 and 2025 and the Year Ended December 31, 2025
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three and six months ended June 30, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Net Investment Activity	2026	2025	2026	2025	2025
Purchases and drawdowns
Senior secured first lien debt	$65,298	$38,947	$126,090	$99,739	$239,164
Collateralized securities and structured products - equity	—	—	—	979	2,967
Equity	1,510	77	6,297	3,201	21,866
Sales and principal repayments	(156,865)	(88,000)	(194,301)	(137,430)	(367,726)
Net portfolio activity	$(90,057)	$(48,976)	$(61,914)	$(33,511)	$(103,729)

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,439,478	$1,303,616	79.2%
Senior secured second lien debt	2,218	—	—
Unsecured debt	25,659	7,359	0.5%
Equity	308,267	334,184	20.3%
Subtotal/total percentage	1,775,622	1,645,159	100.0%
Short term investments(2)	154,934	154,934
Total investments	$1,930,556	$1,800,093
Number of portfolio companies			82
Average annual EBITDA of portfolio companies		$59.1 million
Median annual EBITDA of portfolio companies			$33.7 million
Purchased at a weighted average price of par			94.63%
Gross annual portfolio yield based upon the purchase price(3)			8.90%
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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2026 and December 31, 2025, excluding short term investments of $154,934 and $116,010, respectively:

	June 30, 2026			December 31, 2025
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,240,224	$1,136,797	69.1%	$1,346,938	$1,246,818	73.5%
Non-income producing investments	261,682	198,168	12.1%	252,869	175,561	10.4%
Other income producing investments(1)	86,547	159,808	9.7%	54,140	134,751	7.9%
Fixed interest rate investments	187,169	150,386	9.1%	172,139	139,850	8.2%
Total investments	$1,775,622	$1,645,159	100.0%	$1,826,086	$1,696,980	100.0%
(1) Other income producing investments include equity securities that have paid dividends within the trailing twelve months, securities with returns based on contractual waterfall structures, and investments structured to generate returns primarily through exit-based multiples of invested capital, or MOICs.
The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$241,228	14.7%	$250,178	14.7%
Retail	189,443	11.5%	187,490	11.0%
Healthcare & Pharmaceuticals	173,288	10.5%	191,483	11.3%
Energy: Electricity	146,170	8.9%	140,223	8.2%
Media: Diversified & Production	123,581	7.5%	122,806	7.2%
Consumer Goods: Durable	102,354	6.2%	90,696	5.3%
Beverage, Food & Tobacco	98,592	6.0%	101,153	6.0%
Services: Consumer	94,801	5.8%	113,150	6.8%
Construction & Building	79,860	4.9%	65,493	3.9%
Banking, Finance, Insurance & Real Estate	66,900	4.1%	69,066	4.1%
High Tech Industries	48,275	2.9%	55,956	3.3%
Media: Advertising, Printing & Publishing	47,690	2.9%	47,644	2.8%
Diversified Financials	45,121	2.7%	54,744	3.2%
Environmental Industries	39,356	2.4%	27,928	1.6%
Capital Equipment	29,348	1.8%	31,599	1.9%
Consumer Goods: Non-Durable	28,388	1.7%	28,876	1.7%
Metals & Mining	24,614	1.5%	16,637	1.0%
Containers, Packaging & Glass	18,529	1.1%	18,652	1.1%
Aerospace & Defense	14,675	0.9%	15,075	0.9%
Transportation: Cargo	11,978	0.7%	11,986	0.7%
Automotive	10,732	0.7%	27,145	1.6%
Energy: Oil & Gas	5,287	0.3%	6,267	0.4%
Hotel, Gaming & Leisure	4,949	0.3%	22,733	1.3%
Subtotal/total percentage	1,645,159	100.0%	1,696,980	100.0%
Short term investments	154,934		116,010
Total investments	$1,800,093		$1,812,990

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2026 and December 31, 2025, our unfunded commitments amounted to $50,525 and $47,779, respectively. As of July 29, 2026, our unfunded commitments amounted to $46,427. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2026 and December 31, 2025, excluding short term investments of $154,934 and $116,010, respectively:

	June 30, 2026		December 31, 2025
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$193,107	11.7%	$139,062	8.2%
2	1,187,526	72.2%	1,321,197	77.9%
3	231,299	14.1%	196,003	11.5%
4	28,278	1.7%	32,413	1.9%
5	4,949	0.3%	8,305	0.5%
	$1,645,159	100.0%	$1,696,980	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of July 29, 2026:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,261,993	77.7%
Senior secured second lien debt	—	—
Collateralized securities and structured products - equity	—	—
Unsecured debt	7,405	0.5%
Equity	354,270	21.8%
Subtotal/total percentage	1,623,668	100.0%
Short term investments(1)	95,127
Total investments	$1,718,795
Number of portfolio companies		81
Average annual EBITDA of portfolio companies	$59.8 million
Median annual EBITDA of portfolio companies	$34.2 million
Purchased at a weighted average price of par		94.97%
Gross annual portfolio yield based upon the purchase price(2)		8.63%
(1)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(2)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and does not consider the cost of leverage.
Results of Operations for the Three Months Ended June 30, 2026 and 2025
Our results of operations for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025
Investment income	$49,793	$52,244
Operating expenses and income taxes	35,623	35,322
Net investment income after taxes	14,170	16,922
Net realized loss on investments	(17,966)	(32,376)
Net change in unrealized appreciation on investments	34,776	42,770
Net increase in net assets resulting from operations	$30,980	$27,316
Investment Income
For the three months ended June 30, 2026 and 2025, we generated investment income of $49,793 and $52,244, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt. The decrease in total investment income was primarily driven by a decrease in the size of our investment portfolio and lower SOFR rates earned on our investments during the three months ended June 30, 2026.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
	2026	2025
Management fees	$6,040	$6,497
Administrative services expense	1,194	1,196
Subordinated incentive fee on income	3,006	3,589
General and administrative	1,543	1,393
Interest expense	23,836	22,637
Income tax expense, including excise tax	4	10
Total operating expenses and income taxes	$35,623	$35,322

The increase in interest expense was primarily the result of higher average borrowings under our financing arrangements during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in subordinated incentive fee on income was primarily the result of a decrease in investment income during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
The composition of our general and administrative expenses for the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
	2026	2025
Professional fees	$339	$87
Dues and subscriptions	246	329
Valuation expense	231	209
Insurance expense	212	187
Director fees and expenses	174	181
Accounting and administrative costs	147	169
Transfer agent expense	126	125
Printing and marketing expense	8	82
Other expenses	60	24
Total general and administrative expense	$1,543	$1,393
Net Investment Income After Taxes

Our net investment income after taxes totaled $14,170 and $16,922 for the three months ended June 30, 2026 and 2025, respectively. The decrease in net investment income was primarily the result of a decrease in our total investment income during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Net Realized Loss on Investments

Our net realized loss on investments totaled $(17,966) and $(32,376) for the three months ended June 30, 2026 and 2025, respectively. This decrease was driven primarily by a reduction in the number of investment exits that resulted in realized losses during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $34,776 and $42,770 for the three months ended June 30, 2026 and 2025, respectively. This decrease in unrealized appreciation was driven by smaller mark-to-market price increases on certain investments during the three months ended June 30, 2026 as compared to larger mark-to-market price increases during the three months ended June 30, 2025.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2026 and 2025, we recorded a net increase in net assets resulting from operations of $30,980 and $27,316, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Six Months Ended June 30, 2026 and 2025

Our results of operations for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Investment income	$99,330	$108,318
Operating expenses and income taxes	72,296	72,144
Net investment income after taxes	27,034	36,174
Net realized loss on investments	(17,729)	(30,082)
Net change in unrealized depreciation on investments	(1,356)	(21,481)
Net increase (decrease) in net assets resulting from operations	$7,949	$(15,389)
Investment Income
For the six months ended June 30, 2026 and 2025, we generated investment income of $99,330 and $108,318, respectively, consisting primarily of interest income and fees on investments in senior secured debt, collateralized securities and structured products, and unsecured debt. The decrease in total investment income was primarily driven by a decrease in the size of our investment portfolio and lower SOFR rates earned on our investments during the six months ended June 30, 2026. This decrease was partially offset by an increase in dividend income during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,
	2026	2025
Management fees	$12,145	$13,122
Administrative services expense	2,570	2,475
Subordinated incentive fee on income	5,734	7,673
General and administrative	3,505	3,229
Interest expense	48,249	45,635
Income tax benefit, including excise tax	93	10
Total operating expenses and income taxes	$72,296	$72,144

The increase in interest expense during the six months ended June 30, 2026 was primarily due to higher average borrowings under our financing arrangements, while the decrease in subordinated incentive fee on income and management fees primarily reflected lower investment income and lower average total assets, respectively.

The composition of our general and administrative expenses for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,
	2026	2025
Professional fees	$1,182	$855
Dues and subscriptions	497	532
Valuation expense	404	439
Insurance expense	396	371
Director fees and expenses	355	353
Accounting and administrative costs	269	281
Transfer agent expense	254	244
Printing and marketing expense	58	99
Other expenses	90	55
Total general and administrative expense	$3,505	$3,229

Net Investment Income After Taxes

Our net investment income after taxes totaled $27,034 and $36,174 for the six months ended June 30, 2026 and 2025, respectively. The decrease in net investment income was a result of a decrease in our total investment income during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Net Realized Loss on Investments
Our net realized loss on investments totaled $(17,729) and $(30,082) for the six months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by a reduction in the number of investment exits that resulted in realized losses during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(1,356) and $(21,481) for the six months ended June 30, 2026 and 2025, respectively. This decrease in unrealized depreciation was driven by smaller mark-to-market price decreases on certain investments during the six months ended June 30, 2026 as compared to larger mark-to-market price decreases during the six months ended June 30, 2025.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the six months ended June 30, 2026 and 2025, we recorded a net increase (decrease) in net assets resulting from operations of $7,949 and $(15,389), respectively, as a result of our operating activity for the respective periods.
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

As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 1.57, or 157%, and 1.62, or 162%, respectively. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage, daily cash management and liquidity requirements.

As of June 30, 2026, we had cash of $7,664 and short term investments of $154,934 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of June 30, 2026, taken together with amounts available to us for borrowing under our secured financing arrangements, are expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of June 30, 2026, we had $25 million available under our secured financing arrangements.

Our short and long-term cash needs include principal payments on outstanding financing arrangements, including the outstanding amount of the Series A Notes that mature on August 31, 2026, the funding of new and existing portfolio investments, the payment of operating expenses including interest expense, management fees, incentive fees, administrative services expense and general and administrative expenses, as well as paying distributions to our shareholders. As described further in Note 4 to the consolidated financial statements included in this report, a portion of the subordinated incentive fee on income that we pay to CIM may include deferred interest and accrued income that we have not yet received and may never receive in cash, which CIM is not obligated to reimburse us.

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

Share Repurchase Policy

On September 15, 2021, our board of directors, including the independent directors, approved a share repurchase policy authorizing us to repurchase up to $50 million of our outstanding common stock after the Listing. On June 24, 2022 and August 5, 2025, our board of directors, including the independent directors, increased the amount of shares of our common stock that may be repurchased under the share repurchase policy by $10 million and by $20 million, respectively, to up to an aggregate of $60 million and $80 million, respectively. On July 30, 2026, our board of directors, including the independent directors, further increased the amount of shares of our common stock that may be repurchased under the share repurchase policy by $50 million to up to an aggregate of $130 million. Under the share repurchase policy, we may purchase shares of our common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

During the six months ended June 30, 2026, we repurchased an aggregate of 2,215,162 shares under the 10b5-1 trading plan for an aggregate purchase price of $17,721, or an average purchase price of $8.00 per share.

RIC Status and Distributions
To qualify for and maintain RIC tax treatment, we must, among other things, distribute in respect of each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will incur an excise tax of 4% imposed on RICs to the extent we do not distribute in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income (adjusted for certain ordinary losses), for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income from preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.
We intend to pay distributions in an amount sufficient to maintain RIC status each year and to avoid any U.S. federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize and declare base distributions quarterly and pay such base distributions monthly. Base and any supplemental and/or special distributions in respect of future periods will be evaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration.

The following table presents distributions per share that were declared during the year ended December 31, 2025 and the six months ended June 30, 2026:

	Distributions
Three Months Ended	Per Share	Amount
2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
December 31, 2025 (one record date)	0.36	18,552
Total distributions for the year ended December 31, 2025	$1.44	$75,361

2026
March 31, 2026 (three record dates)	$0.30	$15,242
June 30, 2026 (three record dates)	0.30	14,838
Total distributions for the six months ended June 30, 2026	$0.60	$30,080

On May 4, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of July, August and September 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
May 4, 2026	July 17, 2026	July 31, 2026	$0.10
May 4, 2026	August 14, 2026	August 28, 2026	$0.10
May 4, 2026	September 11, 2026	September 25, 2026	$0.10
On August 3, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of October, November and December 2026, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
August 3, 2026	October 16, 2026	October 30, 2026	$0.10
August 3, 2026	November 13, 2026	November 27, 2026	$0.10
August 3, 2026	December 11, 2026	December 28, 2026	$0.10
For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of June 30, 2026 and July 29, 2026, our aggregate outstanding borrowings under the JPM Credit Facility were $200,000 and $74,632, respectively, and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $0. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Credit Facility
As of June 30, 2026 and July 29, 2026, our aggregate outstanding borrowings under the UBS Credit Facility were $100,000 and the aggregate unfunded principal amount in connection with the UBS Credit Facility was $25,000. For a detailed discussion of our UBS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
7.70% 2029 Notes
As of June 30, 2026 and July 29, 2026, we had $125,000 in aggregate principal amount of 7.70% 2029 Notes outstanding and there was no unfunded principal amount in connection with the 7.70% 2029 Notes. For a detailed discussion of our 7.70% 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.

7.41% 2027 Notes
As of June 30, 2026 and July 29, 2026, we had $47,500 in aggregate principal amount of 7.41% 2027 Notes outstanding and there was no unfunded principal amount in connection with the 7.41% 2027 Notes. For a detailed discussion of our 7.41% 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2022 Term Loan
As of June 30, 2026 and July 29, 2026, our aggregate outstanding borrowings under the 2022 Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 Term Loan. For a detailed discussion of our 2022 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2024 Term Loan
As of June 30, 2026 and July 29, 2026, our aggregate outstanding borrowings under the 2024 Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2024 Term Loan. For a detailed discussion of our 2024 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of June 30, 2026 and July 29, 2026, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

Floating Rate 2027 Notes

As of June 30, 2026 and July 29, 2026, we had $200,000 in aggregate principal amount of Floating Rate 2027 Notes outstanding and there was no unfunded principal amount in connection with the Floating Rate 2027 Notes. For a detailed discussion of our Floating Rate 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.

7.50% Public 2029 Notes

As of June 30, 2026 and July 29, 2026, we had $172,500 in aggregate principal amount of 7.50% Public 2029 Notes outstanding and there was no unfunded principal amount in connection with the 7.50% Public 2029 Notes. For a detailed discussion of our 7.50% Public 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.
7.50% Public 2031 Notes

As of June 30, 2026 and July 29, 2026, we had $135,000 in aggregate principal amount of 7.50% Public 2031 Notes outstanding and there was no unfunded principal amount in connection with the 7.50% Public 2031 Notes. For a detailed discussion of our 7.50% Public 2031 Notes, refer to Note 8 to our consolidated financial statements included in this report.

7.50% 2029 Notes

As of July 29, 2026, we had $2,000 in aggregate principal amount of 7.50% 2029 Notes outstanding and there was no unfunded principal amount in connection with the 7.50% 2029 Notes. For a detailed discussion of our 7.50% 2029 Notes, refer to Note 14 to our consolidated financial statements included in this report.

8.00% 2031 Notes

As of July 29, 2026, we had $28,000 in aggregate principal amount of 8.00% 2031 Notes outstanding and there was no unfunded principal amount in connection with the 8.00% 2031 Notes. For a detailed discussion of our 8.00% 2031 Notes, refer to Note 14 to our consolidated financial statements included in this report.

Unfunded Commitments
As of June 30, 2026 and July 29, 2026, our unfunded commitments amounted to $50,525 and $46,427, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

On October 3, 2024, we issued and sold our 7.50% Public 2029 Notes under the Indenture and the First Supplemental Indenture pursuant to a U.S. public offering. See Note 8 to our consolidated financial statements for a more detailed description of the 7.50% Public 2029 Notes.

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

On February 9, 2026, we issued and sold our 7.50% Public 2031 Notes under the Indenture and the Second Supplemental Indenture pursuant to a U.S. public offering. See Note 8 to our consolidated financial statements for a more detailed description of the 7.50% Public 2031 Notes.

On July 15, 2026, we entered into the 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement with purchasers of the 7.50% 2029 Notes and the 8.00% 2031 Notes. See Note 14 to our consolidated financial statements for a more detailed description of the 7.50% 2029 Notes and the 8.00% 2031 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2026, 69.1% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of June 30, 2026, under the terms of the JPM Credit Facility, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.55% per year, and we pay an annual administration fee of 0.20% on JPM’s total financing commitment. Pursuant to the terms of the UBS Credit Facility, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.75% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The Floating Rate Tranche A 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. The Floating Rate Tranche B 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. Pursuant to the terms of the 2024 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.80% per year and subject to a 4.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Credit Facility, the UBS Credit Facility, the Series A Notes, the Floating Rate 2027 Notes, the 2022 Term Loan or the 2024 Term Loan in effect as of June 30, 2026:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(10,294)	(16.0)%
Down 200 basis points	(9,024)	(14.0)%
Down 100 basis points	(5,016)	(7.8)%
Down 50 basis points	(2,598)	(4.0)%
No change to current base rate (3.74% as of June 30, 2026)	—	—
Up 50 basis points	2,598	4.0%
Up 100 basis points	5,197	8.1%
Up 200 basis points	10,394	16.1%
Up 300 basis points	15,590	24.2%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 7.50% Public 2029 Notes, the 7.70% 2029 Notes, the 7.41% 2027 Notes, the 7.50% Public 2031 Notes, the 7.50% 2029 Notes and the 8.00% 2031 Notes), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 9.1% of our investments paid fixed interest rates as of June 30, 2026. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the NAV of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Inflation and Market Volatility
Economic activity has generally remained consistent across sectors and regions. Nevertheless, due to geopolitical events, a rise in energy prices and strong consumer demand, inflation is showing signs of remaining high in the U.S. and globally. U.S. inflation rates have fluctuated in recent periods and remain close to the historic levels over the past several decades. Although the current outlook is uncertain, heightened inflation may persist in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Concerns over future increases in inflation as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified because of uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally. Persistent inflationary pressures, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions could affect our portfolio companies' respective profit margins.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. For the three months ended June 30, 2026, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2026.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended June 30, 2026 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	539,836	$7.41	539,836	(1)
May 1 to May 31, 2026	164,869	7.66	164,869	(1)
June 1 to June 30, 2026	394,404	6.94	394,404	(1)
Total	1,099,109	$7.28	1,099,109	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
The table below provides information concerning our purchases of shares of our common stock in the open market during the three months ended June 30, 2026 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	52,506	$7.64	52,506	(1)
May 1 to May 31, 2026	56,934	6.89	56,934	(1)
June 1 to June 30, 2026	63,571	6.26	63,571	(1)
Total	173,011	$6.89	173,011	(1)
(1) A description of the shares of our common stock that may be purchased is set forth in a discussion of the DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1
2029 Note Purchase Agreement, dated as of July 15, 2026, by and between CION Investment Corporation and a certain institutional investor (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 16, 2026 (File No. 814-00941)).

10.2
2031 Note Purchase Agreement, dated as of July 15, 2026, by and between CION Investment Corporation and a certain institutional investor (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on July 16, 2026 (File No. 333-178646)).

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

21.1	Subsidiaries of CĪON Investment Corporation (Incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2026 (File No. 814-00941)).

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	CĪON Investment Corporation Clawback Policy. (Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (File No. 814-00941)).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 5, 2026
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)