Form 10-Q
period 2026-09-30
CION Investment Corp
filed 2026-11-05
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 28, 2026 was 49,202,704.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $789,745 and $1,238,358, respectively)	$684,083	$1,158,985
Non-controlled, affiliated investments (amortized cost of $425,734 and $360,895, respectively)	432,712	364,335
Controlled investments (amortized cost of $423,345 and $342,843, respectively)	384,857	289,670
Total investments, at fair value (amortized cost of $1,638,824 and $1,942,096, respectively)	1,501,652	1,812,990
Cash	20,563	8,159
Interest and fees receivable on investments	29,923	27,979
Receivable due on investments sold and repaid	984	3,699
Prepaid expenses and other assets	1,628	1,973
Total assets	$1,554,750	$1,854,800

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $12,717 and $14,263, respectively)	$884,283	$1,125,580
Payable for investments purchased	3,322	2,529
Accounts payable and accrued expenses	896	785
Interest payable	7,166	5,764
Accrued management fees	5,737	6,423
Accrued subordinated incentive fee on income	2,615	3,882
Accrued administrative services expense	1,266	2,182
Share repurchases payable	—	27
Total liabilities	905,285	1,147,172

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 49,202,704
and 51,420,629 shares issued and 49,202,704 and 51,417,866 shares outstanding, respectively	49	51
Capital in excess of par value	986,777	1,004,496
Accumulated distributable losses	(337,361)	(296,919)
Total shareholders' equity	649,465	707,628
Total liabilities and shareholders' equity	$1,554,750	$1,854,800
Net asset value per share of common stock at end of period	$13.20	$13.76

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$17,356	$30,251	$63,502	$96,849	$123,768
Paid-in-kind interest income	7,782	10,609	21,138	25,257	29,782
Fee income	(241)	766	4,960	5,288	9,447
Dividend income	359	535	1,711	2,253	2,660
Non-controlled, affiliated investments
Interest income	1,728	1,045	6,393	5,325	8,550
Paid-in-kind interest income	3,594	4,119	12,327	10,609	13,627
Fee income	(2,894)	—	(2,311)	700	975
Dividend income	14,272	370	20,219	1,000	5,645
Controlled investments
Interest income	6,349	19,717	18,769	27,976	30,896
Paid-in-kind interest income	—	2,436	927	2,436	5,821
Fee income	—	8,863	—	9,336	9,650
Total investment income	48,305	78,711	147,635	187,029	240,821
Operating expenses
Management fees	5,737	6,532	17,882	19,654	26,076
Administrative services expense	1,043	1,225	3,613	3,700	5,180
Subordinated incentive fee on income	2,615	8,181	8,349	15,854	19,736
General and administrative	2,821	1,649	6,326	4,878	6,334
Interest expense	23,852	22,652	72,101	68,287	90,540
Total operating expenses	36,068	40,239	108,271	112,373	147,866
Net investment income before taxes	12,237	38,472	39,364	74,656	92,955
Income tax (benefit) expense, including excise tax	(90)	(95)	3	(85)	(85)
Net investment income after taxes	12,327	38,567	39,361	74,741	93,040
Realized and unrealized (losses) gains
Net realized losses on:
Non-controlled, non-affiliated investments	(8,183)	(9,605)	(26,071)	(39,687)	(39,569)
Non-controlled, affiliated investments	(452)	—	(293)	—	—
Foreign currency	(533)	—	(533)	—	—
Net realized losses	(9,168)	(9,605)	(26,897)	(39,687)	(39,569)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(15,436)	(18,923)	(31,295)	(28,753)	(42,242)
Non-controlled, affiliated investments	(8,167)	25,828	8,543	27,959	10,757
Controlled investments	16,894	11	14,687	(13,771)	(42,617)
Net change in unrealized (depreciation) appreciation	(6,709)	6,916	(8,065)	(14,565)	(74,102)
Net realized and unrealized losses	(15,877)	(2,689)	(34,962)	(54,252)	(113,671)
Net (decrease) increase in net assets resulting from operations	$(3,550)	$35,878	$4,399	$20,489	$(20,631)
Per share information—basic and diluted
Net (decrease) increase in net assets per share resulting from operations	$(0.07)	$0.69	$0.09	$0.39	$(0.39)
Net investment income per share	$0.25	$0.74	$0.79	$1.42	$1.78
Weighted average shares of common stock outstanding	49,202,704	52,065,707	49,883,217	52,585,897	52,341,612
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024 (audited)	53,189,269	$53	$1,021,684	$(200,927)	$820,810
Repurchases of common stock	(185,862)	—	(2,172)	—	(2,172)
Net investment income	—	—	—	19,252	19,252
Net realized gains on investments	—	—	—	2,294	2,294
Net unrealized losses on investments	—	—	—	(64,251)	(64,251)
Distributions declared and payable ($0.36 per share)	—	—	—	(19,149)	(19,149)
Balance at March 31, 2025 (unaudited)	53,003,407	53	1,019,512	(262,781)	756,784
Repurchases of common stock	(699,565)	(1)	(6,555)	—	(6,556)
Net investment income	—	—	—	16,922	16,922
Net realized losses on investments	—	—	—	(32,376)	(32,376)
Net unrealized gains on investments	—	—	—	42,770	42,770
Distributions declared and payable ($0.36 per share)	—	—	—	(18,934)	(18,934)
Balance at June 30, 2025 (unaudited)	52,303,842	52	1,012,957	(254,399)	758,610
Repurchases of common stock	(330,324)	—	(3,256)	—	(3,256)
Net investment income	—	—	—	38,567	38,567
Net realized losses on investments	—	—	—	(9,605)	(9,605)
Net unrealized gains on investments	—	—	—	6,916	6,916
Distributions declared and payable ($0.36 per share)	—	—	—	(18,726)	(18,726)
Balance at September 30, 2025 (unaudited)	51,973,518	52	1,009,701	(237,247)	772,506
Repurchases of common stock	(555,652)	(1)	(5,205)	—	(5,206)
Net investment income	—	—	—	18,299	18,299
Net realized gains on investments	—	—	—	118	118
Net unrealized losses on investments	—	—	—	(59,537)	(59,537)
Distributions declared and payable ($0.36 per share)	—	—	—	(18,552)	(18,552)
Balance at December 31, 2025 (audited)	51,417,866	51	1,004,496	(296,919)	707,628
Repurchases of common stock	(1,116,053)	(1)	(9,718)	—	(9,719)
Net investment income	—	—	—	12,864	12,864
Net realized gains on investments	—	—	—	237	237
Net unrealized losses on investments	—	—	—	(36,132)	(36,132)
Distributions declared and payable ($0.30 per share)	—	—	—	(15,242)	(15,242)
Balance at March 31, 2026 (unaudited)	50,301,813	50	994,778	(335,192)	659,636
Repurchases of common stock	(1,099,109)	(1)	(8,001)	—	(8,002)
Net investment income	—	—	—	14,170	14,170
Net realized losses on investments	—	—	—	(17,966)	(17,966)
Net unrealized gains on investments	—	—	—	34,776	34,776
Distributions declared and payable ($0.30 per share)	—	—	—	(14,838)	(14,838)
Balance at June 30, 2026 (unaudited)	49,202,704	49	986,777	(319,050)	667,776
Net investment income	—	—	—	12,327	12,327
Net realized losses on investments	—	—	—	(9,168)	(9,168)
Net unrealized losses on investments	—	—	—	(6,709)	(6,709)
Distributions declared and payable ($0.30 per share)	—	—	—	(14,761)	(14,761)
Balance at September 30, 2026 (unaudited)	49,202,704	$49	$986,777	$(337,361)	$649,465
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(3,550)	$35,878	$4,399	$20,489	$(20,631)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discount on investments	(1,907)	(19,445)	(6,441)	(23,654)	(25,652)
Proceeds from principal repayment of investments	58,051	148,107	198,811	270,081	349,209
Purchase of investments	(34,724)	(81,833)	(167,110)	(185,752)	(263,997)
Paid-in-kind interest and dividends capitalized	(11,756)	(17,955)	(36,307)	(40,497)	(52,178)
Decrease (increase) in short term investments, net	124,536	(43,727)	85,612	(33,582)	(47,192)
Proceeds from sale of investments	150,207	3,061	203,748	18,517	18,517
Net realized loss on investments	8,635	9,605	26,364	39,687	39,569
Net change in unrealized depreciation (appreciation) on investments	6,709	(6,916)	8,065	14,565	74,102
Amortization of debt issuance costs	3,469	1,882	7,562	5,545	7,523
(Increase) decrease in interest receivable on investments	3,338	7,201	(3,348)	2,687	481
(Increase) decrease in receivable due on investments sold and repaid	606	(1,810)	2,715	(2,253)	(734)
(Increase) decrease in prepaid expenses and other assets	1,142	(2,053)	345	(1,754)	(708)
Increase (decrease) in payable for investments purchased	246	9,273	793	8,258	1,510
Increase (decrease) in accounts payable and accrued expenses	169	(24)	111	120	(249)
Increase (decrease) in interest payable	2,055	(1,672)	1,402	(2,050)	(2,480)
Increase (decrease) in accrued management fees	(303)	74	(686)	(190)	(338)
Increase (decrease) in accrued administrative services expense	255	236	(916)	(507)	176
Increase (decrease) in subordinated incentive fee on income payable	(391)	4,592	(1,267)	4,217	(82)
Increase (decrease) in share repurchase payable	—	(94)	(27)	—	(13)
Net cash provided by operating activities	306,787	44,380	323,825	93,927	76,833
Financing activities:
Repurchase of common stock	—	(3,256)	(17,721)	(11,984)	(17,190)
Shareholders' distributions paid	(14,761)	(18,726)	(44,841)	(59,472)	(78,024)
Repayments under financing arrangements	(364,844)	(25,000)	(464,844)	(45,000)	(170,000)
Borrowings under financing arrangements	87,000	—	222,000	20,000	192,500
Debt issuance costs paid	(1,283)	—	(6,015)	(1,210)	(3,630)
Net cash used in financing activities	(293,888)	(46,982)	(311,421)	(97,666)	(76,344)
Net increase (decrease) in cash	12,899	(2,602)	12,404	(3,739)	489
Cash, beginning of period	7,664	6,533	8,159	7,670	7,670
Cash, end of period	$20,563	$3,931	$20,563	$3,931	$8,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,319	$22,426	$63,319	$64,774	$85,442
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$43,201	$74,226	$91,472	$121,306	$135,757
Investments sold to SLFP in exchange for common SLFP LLC Interests	$47,750	$—	$47,750	$—	$—
Investments received in settlement of fee income	$—	$—	$4,468	$—	$21,156
Cash interest receivable exchanged for additional securities	$1,501	$7,884	$1,501	$12,150	$16,676
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 162.3%
Adapt Laser Acquisition, Inc.(s)	0.50% Unfunded	12/31/2029	Capital Equipment	$2,000	$—	$(3)
Adapt Laser Acquisition, Inc.(s)(v)	S+725, 1.00% SOFR Floor	12/31/2029	Capital Equipment	10,073	10,073	10,060
Allen Media, LLC(v)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,521	8,517	7,296
American Clinical Solutions LLC(s)(aa)	0.00%	6/30/2027	Healthcare & Pharmaceuticals	32,789	33,039	24,796
American Clinical Solutions LLC(p)(s)	0.00% Unfunded	6/30/2027	Healthcare & Pharmaceuticals	400	—	(98)
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2028	Services: Business	2,500	(1)	—
Anchor QEA, Inc.	0.50% Unfunded	3/25/2032	Environmental Industries	1,821	(18)	(5)
Anchor QEA, Inc.	1.00% Unfunded	3/25/2028	Environmental Industries	5,463	(25)	(14)
Ancile Solutions, Inc.(v)(x)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,063	10,060	12,089
Anthem Sports & Entertainment Inc.(t)	12.00%	11/15/2027	Media: Diversified & Production	336	336	336
Anthem Sports & Entertainment Inc.	0.00%	11/15/2027	Media: Diversified & Production	500	—	—
Anthem Sports & Entertainment Inc.(t)(v)	S+550, 1.00% SOFR Floor	11/15/2027	Media: Diversified & Production	13,652	13,652	13,090
Anthem Sports & Entertainment Inc.(t)	10.00%	11/15/2027	Media: Diversified & Production	29,973	28,333	20,232
Anthem Sports & Entertainment Inc.(q)(t)	1.00%	11/15/2027	Media: Diversified & Production	26,527	3,663	—
Appalachian Resource Company, LLC(r)(t)(u)(x)	S+500, 1.00% SOFR Floor	12/31/2025	Metals & Mining	16,088	16,087	16,088
Appalachian Resource Company, LLC(r)(t)(u)(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Metals & Mining	7,793	7,793	7,793
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	1,820	—	(11)
APS Acquisition Holdings, LLC(n)(v)	S+575, 1.00% SOFR Floor	7/11/2029	Construction & Building	12,318	12,318	12,241
APS Acquisition Holdings, LLC(v)	S+550, 1.00% SOFR Floor	7/11/2029	Construction & Building	780	780	775
Atlas Supply LLC(x)(z)	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,171
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(u)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	1,000	1,000	1,276
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(u)	S+735, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	3,120	3,120	3,982
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(u)	S+735, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	7,038	7,014	8,982
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(u)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	1,147	1,147	1,464
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+950, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	1,092	1,062	2,253
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+950, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	2,934	2,862	6,056
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(u)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	472	472	603
Avison Young (Canada) Inc./Avison Young (USA) Inc.(n)(v)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	7,920	7,850	5,148
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+750, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	5,427	4,130	814
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	686	590	45
BDS Solutions Intermediateco, LLC(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	3,810	3,717	3,810
BDS Solutions Intermediateco, LLC(n)(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	7,084	7,074	7,084
BDS Solutions Intermediateco, LLC(n)(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	1,784	1,767	1,784
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2027	Services: Business	19,010	19,010	11,934
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2027	Services: Business	4,943	4,822	3,318
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2027	Services: Business	519	519	349
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2027	Services: Business	2,330	2,244	1,564
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2027	Services: Business	1,269	1,206	852
Berlitz Holdings, Inc.	0.50% Unfunded	7/31/2027	Services: Business	1,038	—	(341)
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(1)	—
Bradshaw International Parent Corp.(n)(u)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,531	12,458	12,531
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(u)	S+550, 2.00% SOFR Floor	7/31/2028	Retail	11,137	11,088	11,081
Celerity Acquisition Holdings, LLC(t)(v)	S+850, 1.00% SOFR Floor	4/30/2027	Services: Business	16,480	16,472	16,294
Cennox, Inc.(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	2,989	2,989	2,779
Cennox, Inc.(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	38,364	38,169	35,678
Cennox, Inc.(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	1,970	1,970	1,832
Cennox, Inc.(p)	0.00% Unfunded	5/4/2029	Services: Business	1,530	—	(107)
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2027	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(n)(t)(v)	S+950, 1.00% SOFR Floor	6/17/2027	Construction & Building	13,168	13,172	13,168
CrossLink Professional Tax Solutions, LLC(u)	S+500, 1.00% SOFR Floor	6/30/2028	High Tech Industries	123	109	123
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	2,086	—	—
CrossLink Professional Tax Solutions, LLC(n)(u)	S+500, 1.00% SOFR Floor	6/30/2028	High Tech Industries	7,049	7,004	7,049
CSC ServiceWorks East, LLC(n)(v)	S+543, 0.50% SOFR Floor	9/4/2030	Services: Business	1,869	1,869	1,878
CSC ServiceWorks East, LLC(n)(v)	S+400, 0.50% SOFR Floor	9/4/2030	Services: Business	19,766	17,155	16,257
David's Bridal, Inc.(s)(y)(aa)	0.00%	12/21/2027	Retail	6,538	6,469	6,248
David's Bridal, Inc.(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	35,000	35,000	32,200
David's Bridal, Inc.(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	17,039	17,039	16,975
David's Bridal, Inc.(g)(s)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	10,000	9,740	9,967
David's Bridal, Inc.(s)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	92,881	92,881	85,799
Dependable Acquisition Inc.(n)(v)	S+650, 2.50% SOFR Floor	3/9/2032	Construction & Building	9,125	9,125	9,125
Dependable Acquisition Inc.	0.50% Unfunded	3/9/2032	Construction & Building	5,000	—	—
Emerald Technologies (U.S.) Acquisitionco, Inc.(t)(u)	S+625, 1.00% SOFR Floor	12/31/2029	Services: Business	2,842	2,825	2,252
Entertainment Studios P&A LLC(u)	S+900, 1.00% SOFR Floor	9/30/2030	Media: Diversified & Production	33,258	33,258	33,258
Entertainment Studios P&A LLC(j)(aa)	5.00%	5/18/2037	Media: Diversified & Production	—	—	244
FuseFX, LLC(t)(u)	S+600, 1.00% SOFR Floor	9/30/2027	Media: Diversified & Production	22,238	22,238	13,704
FuseFX, LLC(u)	S+600, 1.00% SOFR Floor	9/30/2027	Media: Diversified & Production	395	395	395
FuseFX, LLC	0.50% Unfunded	9/30/2027	Media: Diversified & Production	237	—	—
Gold Medal Holdings, Inc.(n)(v)	S+575, 1.00% SOFR Floor	9/17/2028	Environmental Industries	9,800	9,783	9,788
Heritage Power, LLC(t)(u)	S+550, 1.00% SOFR Floor	7/20/2028	Energy: Electricity	1,243	1,243	1,226
Hilliard, Martinez & Gonzales, LLP(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	30,706	30,641	24,988
Homer City Generation, L.P.(t)	15.00%	4/16/2028	Energy: Electricity	20,466	20,509	20,107
Homer City Generation, L.P.(t)	17.00%	4/16/2028	Energy: Electricity	17,619	17,618	18,015
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
HW Acquisition, LLC(r)(t)(x)	Prime+500	9/28/2026	Capital Equipment	6,682	6,583	6,916
HW Acquisition, LLC(p)(r)	0.00% Unfunded	9/28/2026	Capital Equipment	220	—	8
HW Acquisition, LLC(q)(r)(t)(v)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	6,129	5,685	—
ICA Foam Holdings, LLC(n)(v)	S+600, 1.00% SOFR Floor	12/5/2026	Containers, Packaging & Glass	7,952	7,952	7,902
Inotiv Holdings I, LLC(r)(t)(u)	S+950, 1.00% SOFR Floor	7/19/2031	Healthcare & Pharmaceuticals	17,753	17,753	17,753
Inotiv Holdings I, LLC(r)(u)	S+600, 1.00% SOFR Floor	7/19/2031	Healthcare & Pharmaceuticals	1,619	1,619	1,619
Inotiv Holdings I, LLC(r)	0.00% Unfunded	7/19/2031	Healthcare & Pharmaceuticals	1,850	—	—
Instant Web, LLC(r)	Prime+375, 4.00% Prime Floor	2/23/2029	Media: Advertising, Printing & Publishing	589	589	596
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/23/2029	Media: Advertising, Printing & Publishing	2,783	2,782	2,714
Instant Web, LLC(r)	0.50% Unfunded	2/23/2029	Media: Advertising, Printing & Publishing	973	—	(24)
Instant Web, LLC(r)(t)(u)	S+700, 1.00% SOFR Floor	2/23/2029	Media: Advertising, Printing & Publishing	61,990	61,990	35,179
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/23/2029	Media: Advertising, Printing & Publishing	1,843	1,843	1,797
Instant Web, LLC(r)	0.50% Unfunded	2/23/2029	Media: Advertising, Printing & Publishing	1,731	—	(43)
Invincible Boat Company LLC(u)	S+750, 1.50% SOFR Floor	12/31/2031	Consumer Goods: Durable	718	718	584
Invincible Boat Company LLC	0.50% Unfunded	12/31/2031	Consumer Goods: Durable	479	—	(89)
Invincible Boat Company LLC(t)(u)	S+750, 1.50% SOFR Floor	12/31/2031	Consumer Goods: Durable	14,386	14,354	11,707
Isagenix International, LLC(r)(v)	S+750, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	10,747	10,747	4,487
JP Intermediate B, LLC(s)(v)	S+700, 1.00% SOFR Floor	9/30/2030	Beverage, Food & Tobacco	6,837	6,837	6,854
JP Intermediate B, LLC(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	27,159	27,159	23,968
JP Intermediate B, LLC(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	3,534	220	3,057
K&N Parent, Inc.(u)	S+550, 2.00% SOFR Floor	12/31/2030	Consumer Goods: Durable	6,378	6,203	6,194
Klein Hersh, LLC(i)(u)	S+800, 0.50% SOFR Floor	4/27/2028	Services: Business	22,776	21,443	22,064
LAV Gear Holdings, Inc.(r)(t)(u)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	293	293	289
LAV Gear Holdings, Inc.(r)	0.50% Unfunded	7/31/2029	Services: Business	435	(73)	(6)
LAV Gear Holdings, Inc.(n)(r)(t)(v)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	5,285	5,098	5,213
LAV Gear Holdings, Inc.(r)(t)(v)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	16,581	16,581	13,990
Lift Brands, Inc.(n)(r)(u)	S+750, 1.00% SOFR Floor	9/30/2026	Services: Consumer	17,611	17,611	17,677
Lift Brands, Inc.(n)(r)	9.50%	9/30/2026	Services: Consumer	7,432	7,430	7,404
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	9,406	9,407	9,347
Live Comfortably Borrower LLC(t)(u)	S+1000, 3.00% SOFR Floor	9/19/2027	Consumer Goods: Durable	21,757	21,572	19,038
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Metrc Inc.	0.50% Unfunded	9/30/2027	High Tech Industries	2,250	(45)	(17)
Metrc Inc.	0.50% Unfunded	9/30/2031	High Tech Industries	2,250	(38)	(17)
Newbury Franklin Industrials LLC	1.00% Unfunded	12/11/2029	Capital Equipment	1,066	(16)	(8)
NewsCycle Solutions, Inc.(q)(v)	S+100, 1.00% SOFR Floor	9/30/2026	Media: Advertising, Printing & Publishing	14,075	11,064	6,422
Optio Rx, LLC(r)(v)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	788	788	774
Optio Rx, LLC(r)	0.50% Unfunded	3/21/2030	Healthcare & Pharmaceuticals	658	—	(12)
Optio Rx, LLC(r)(v)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	15,689	15,689	15,414
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	1,241	1,220	983
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	12,975	12,975	10,283
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	776	776	615
RA Outdoors, LLC(p)(r)	0.00% Unfunded	6/30/2027	Media: Diversified & Production	330	—	(68)
Revolt Media and TV, LLC(n)(r)(u)	S+824, 3.00% SOFR Floor	7/31/2029	Media: Diversified & Production	13,035	12,752	12,285
Riddell, Inc. / All American Sports Corp.(n)(u)	S+500, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	21,492	21,274	21,492
Robert C. Hilliard, L.L.P.(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	2,839	2,886	2,413
SHF Holdings, Inc.	0.50% Unfunded	1/22/2030	Beverage, Food & Tobacco	1,522	—	—
SHF Holdings, Inc.(n)(v)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	8,042	8,042	8,042
SHF Holdings, Inc.(v)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	217	217	217
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	125	125	126
Spinal USA, Inc. / Precision Medical Inc.(p)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	125	—	1
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	19,965	19,877	7,612
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	1,141	2,044	435
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	1,774	1,774	676
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	825	825	831
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	904	—	344
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2028	Healthcare & Pharmaceuticals	1,083	1,083	413
STATinMED, LLC(r)(aa)	0.00%	6/30/2028	Healthcare & Pharmaceuticals	785	785	3,452
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2026
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
STATinMED, LLC(r)(aa)	0.00%	6/30/2028	Healthcare & Pharmaceuticals	218	218	736
STATinMED, LLC(r)(aa)	0.00%	6/30/2028	Healthcare & Pharmaceuticals	224	224	286
STATinMED, LLC(r)(aa)	0.00%	6/30/2028	Healthcare & Pharmaceuticals	1,004	1,004	—
STATinMED, LLC(r)(aa)	0.00%	6/30/2028	Healthcare & Pharmaceuticals	498	498	1,348
STATinMED, LLC(q)(r)(t)(u)	S+950, 2.00% SOFR Floor	6/30/2028	Healthcare & Pharmaceuticals	22,795	11,709	—
Stengel Hill Architecture, LLC(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,650	1,650	1,636
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	600	—	(5)
Stengel Hill Architecture, LLC(n)(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	3,988	3,988	3,953
Stengel Hill Architecture, LLC(n)(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	2,985	2,985	2,959
Straine Dental Management, LLC(u)	S+742, 2.00% SOFR Floor	11/25/2030	Healthcare & Pharmaceuticals	461	444	457
Straine Dental Management, LLC	0.25% Unfunded	5/25/2027	Healthcare & Pharmaceuticals	3,279	—	(29)
Tactical Air Support, Inc.(u)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,800	1,774	1,798
Tactical Air Support, Inc.	0.75% Unfunded	12/22/2028	Aerospace & Defense	2,000	—	(3)
TMK Hawk Parent, Corp.(u)	S+400, 1.00% SOFR Floor	6/30/2029	Services: Business	7,455	7,455	7,278
TMK Hawk Parent, Corp.(p)	0.00% Unfunded	10/28/2026	Services: Business	780	—	—
Trademark Global, LLC(r)(v)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	1,936	1,906	1,910
Trademark Global, LLC(q)(r)(t)(v)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	22,636	19,288	12,535
Trammell, P.C.(t)(u)	S+1550, 2.00% SOFR Floor	5/29/2028	Services: Consumer	19,486	19,486	19,486
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,268	1,493	178
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	—	46
Wok Holdings Inc.(n)(u)	S+625, 0.00% SOFR Floor	9/3/2029	Beverage, Food & Tobacco	24,126	23,667	23,463
WorkGenius, Inc.(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	750	750
WorkGenius, Inc.(t)	12.00%	6/7/2027	Services: Business	391	391	391
WorkGenius, Inc.(t)	12.00%	6/7/2027	Services: Business	7,948	7,948	7,948
WorkGenius, Inc.(n)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	19,242	19,234	19,242
Total Senior Secured First Lien Debt					1,199,073	1,053,970
Senior Secured Second Lien Debt - 0.0%
RA Outdoors, LLC(q)(r)(t)(v)	S+900, 1.00% SOFR Floor	12/31/2027	Media: Diversified & Production	2,526	2,218	—
Total Senior Secured Second Lien Debt					2,218	—
Unsecured Debt - 1.2%
Klein Hersh, LLC(p)	0.00%	4/27/2032	Services: Business	4,368	988	1,239
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,308	22,860	4,809
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,862	1,862	1,620
Total Unsecured Debt					25,710	7,668
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2026
(in thousands)

Portfolio Company(a)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 63.1%
ACS Holdings LLC, Class A-1 Membership Units(o)(p)(s)		Healthcare & Pharmaceuticals	42,400,901 Units	—	—
ALA Holdco LLC, Class A Units(p)(s)		Capital Equipment	9,000 Units	5,432	6,306
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(p)(r)		Metals & Mining	NA	—	1,167
Ascent Resources - Marcellus, LLC, Membership Units(aa)		Energy: Oil & Gas	511,255 Units	—	253
Avison Young (Canada) Inc., Class A Preferred Shares(aa)		Banking, Finance, Insurance & Real Estate	8,800,606 Units	11,725	—
Avison Young (Canada) Inc., Class F Common Shares(p)		Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	—
Carestream Health Holdings, Inc., Common Stock(p)(r)		Healthcare & Pharmaceuticals	1,496,886 Units	24,839	45,999
CF Arch Holdings LLC, Class A Units(aa)		Services: Business	380,952 Units	381	697
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)		Diversified Financials	22,072,841 Units	22,073	10,860
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)		Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units(p)		Construction & Building	849,201 Units	237	552
David's Bridal Holdings, LLC, Preferred Units(p)(s)		Retail	1,000 Units	10,820	19,000
David's Bridal Holdings, LLC, Class A Common Units(p)(s)		Retail	876,920 Units	23,130	15,201
David's Bridal Holdings, LLC, Class B Common Units(p)(s)		Retail	441,441 Units	6,978	7,652
EBSC Holdings LLC, Preferred Units (10% Return)		Consumer Goods: Durable	2,000 Units	2,532	2,692
FWS Parent Holdings, LLC, Class A Membership Interests(p)		Services: Business	35,242 Units	800	494
Heritage Litigation Trust, Restricted Stock(p)		Energy: Electricity	238,375 Units	100	146
Inotiv Parent, LLC, Common Shares(p)(r)		Healthcare & Pharmaceuticals	548,334 Units	16,521	16,077
Instant Web Holdings, LLC, Class A Common Units(p)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)		Retail	8,888,354 Units	10,740	10,044
Isagenix Worldwide, Inc., Common Shares(p)(r)		Beverage, Food & Tobacco	787,149 Units	8,988	—
JuicePlus Topco, LLC, Membership Units(p)(s)		Beverage, Food & Tobacco	278,908 Units	31,238	22,455
K&N Holdco, LLC, Membership Units(p)		Consumer Goods: Durable	2,050,824 Units	11,826	5,537
Language Education Holdings GP LLC, Common Units(p)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)		Services: Business	366,667 Units	825	—
LB NewHoldco LLC, Voting Units(p)		Hotel, Gaming & Leisure	123,568 Units	4,200	—
Longview Intermediate Holdings C, LLC, Membership Units(r)(aa)		Energy: Electricity	1,495,714 Units	12,917	99,241
Mount Logan Capital Inc., Common Stock(f)(aa)		Banking, Finance, Insurance & Real Estate	254,756 Units	3,534	869
New Giving Acquisition, Inc., Common Stock(p)		Healthcare & Pharmaceuticals	4,630 Units	633	2,234
New HW Holdings Corp., Preferred Stock(p)(r)		Capital Equipment	14 Units	9,899	—
New HW Holdings Corp., Common Stock(p)(r)		Capital Equipment	119 Units	—	—
New Media Futures LLC, Common Units(p)(r)		Media: Diversified & Production	8,985 Units	305	110
New Thrill TopCo LLC, Common Shares(p)(r)		Media: Diversified & Production	21,739 Units	7,076	6,774
NS NWN Acquisition, LLC, Class A Preferred Units(p)		High Tech Industries	111 Units	—	542
NS NWN Holdco LLC, Non-Voting Units(p)		High Tech Industries	522 Units	—	164
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	2,253
Online Pharmacy Holdings, LLC, Series A Preferred Equity(r)(aa)		Healthcare & Pharmaceuticals	3,762,159 Units	3,324	1,919
Online Pharmacy Holdings, LLC, Series D-1 Common Equity(p)(r)		Healthcare & Pharmaceuticals	1,235 Units	—	—
Palmetto Clean Technology, Inc., Warrants(p)		High Tech Industries	724,112 Units	472	11,028
PLBY Group, Inc., Common Stock(f)(h)(p)		Consumer Goods: Non-Durable	2,216,105 Units	5,511	2,271
RumbleOn, Inc., Warrants(p)	8/11/2030	Automotive	60,606 Units	502	224
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2026
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Loan Fund Partners, LLC, Common LLC Interests (80% ownership)(h)(s)(aa)		Diversified Financials	NA	49,180	47,523
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,326	2,120
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	3,178
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	5,432
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	2,202
Sopris Topco, LLC, Common Units(p)(r)		Media: Diversified & Production	105 Units	—	—
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	10,414,785 Units	12,908	12,910
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	167,952 Units	19,985	19,447
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TG Parent NewCo LLC, Common Units(o)(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	3,450
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	38
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	10,591
White Tiger NewCo, LLC, Class A Units(p)(r)		Services: Business	76,140 Units	12,664	2,052
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	386
WorkGenius, LLC, Class A-1 Units(p)		Services: Business	9,033 Units	9,748	7,527
Yak Holding II, LLC, Series A Common Units(aa)		Construction & Building	127,419 Units	—	—
Total Equity				381,426	409,617
Short Term Investments - 4.7%(k)
First American Treasury Obligations Fund, Class Z Shares(n)	3.74%(l)			30,397	30,397
Total Short Term Investments				30,397	30,397
TOTAL INVESTMENTS - 231.2%				$1,638,824	1,501,652
LIABILITIES IN EXCESS OF OTHER ASSETS - (131.2)%					(852,187)
NET ASSETS - 100.0%					$649,465
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, for each loan listed may not be the applicable SOFR rate as of September 30, 2026, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to September 30, 2026.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2026, 93.6% of the Company’s total assets represented qualifying assets.
i.Due to an annual cap in interest in the loan agreement, the all-in-rate on this loan as of September 30, 2026 was 5.07%.
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2026
(in thousands)
l.7-day effective yield as of September 30, 2026.
m.Reserved.
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with UBS AG, or UBS, as of September 30, 2026 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of September 30, 2026.
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2025 and September 30, 2026, along with transactions during the nine months ended September 30, 2026 in these affiliated investments, were as follows:

		Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2026
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2025	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2026	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Appalachian Resource Company, LLC
First Lien Term Loan	$—	$11,380	$—	$4,708	$16,088	$—	$1,036	$—	$—
First Lien Delayed Draw Term Loan	—	7,502	—	291	7,793	—	720	—	—
ARC Financial, LLC
Membership Interests	—	—	—	1,167	1,167	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	12,913	127	(11,535)	(1,505)	—	(1,079)	414	—	—
First Lien Term Loan	—	8,686	(8,686)	—	—	(452)	338	—	—
Carestream Health Holdings Inc.
Common Shares	18,081	3,076	—	24,842	45,999	—	—	—	—
Hollander Intermediate LLC
First Lien Term Loan	14,651	2,361	(20,851)	3,839	—	—	1,143	—	—
HW Acquisition, LLC
Revolving Loan	2,877	1,183	(4)	2,868	6,924	—	559	—	—
First Lien Term Loan	3,033	—	—	(3,033)	—	—	(4)	—	—
Inotiv Holdings, LLC
First Lien Term Loan	—	17,753	—	—	17,753	—	468	—	—
First Lien Delayed Draw Term Loan	—	1,619	—	—	1,619	—	32	—	—
Inotiv Parent, LLC
Common Shares	—	16,521	—	(444)	16,077	—	—	—	—
Instant Web, LLC
Revolving Loan	2,422	12,444	(12,221)	45	2,690	—	223	—	—
Priming Term Loan	632	—	(33)	(3)	596	—	48	—	—
First Lien Term Loan	35,642	4,848	—	(5,311)	35,179	—	4,850	—	—
First Lien Delayed Draw Term Loan	1,567	144	—	43	1,754	—	139	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	10,755	—	—	(711)	10,044	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	4,857	467	—	(837)	4,487	—	913	—	—
Isagenix Worldwide, Inc.
Common Shares	—	—	—	—	—	—	—	—	—
LAV Gear Holdings, Inc.
First Lien Term Loan	13,894	428	(121)	(211)	13,990	—	1,197	—	—
First Lien Term Loan	5,135	151	(39)	(34)	5,213	—	397	—	—
Revolving Loan	(7)	293	—	(3)	283	—	10	—	—
Lift Brands, Inc.
Term Loan A	21,682	12	(3,789)	(228)	17,677	—	1,799	—	111
Term Loan B	7,212	138	—	54	7,404	—	554	—	34
Term Loan C	8,006	1,272	—	69	9,347	—	864	—	42
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2026
(in thousands)

		Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2026
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2025	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2026	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Live Comfortably Inc.
Common Stock	—	—	—	—	—	1,238	—	—	—
Longview Intermediate Holdings C, LLC
Membership Units	105,657	—	—	(6,416)	99,241	—	—	19,444	—
New HW Holdings Corp.
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
New Media Futures LLC
Common Stock	—	305	—	(195)	110	—	—	—	—
New Thrill TopCo LLC
Common Stock	—	10,436	(3,360)	(302)	6,774	—	—	—	—
Online Pharmacy Holdings, LLC
Series A Preferred Equity	3,913	92	—	(2,086)	1,919	—	—	92	—
Series D Preferred Equity	—	—	—	—	—	—	—	—	—
Optio Rx, LLC
First Lien Term Loan	14,880	1,060	(250)	(276)	15,414	—	1,455	—	—
Revolving Loan	709	79	—	(26)	762	—	76	—	—
RA Outdoors, LLC
Revolving Loan	1,041	102	(18)	(142)	983	—	79	—	—
First Lien Term Loan	10,885	996	—	(1,598)	10,283	—	1,016	—	—
Delayed Draw Term Loan	(99)	776	—	(130)	547	—	41	—	—
Second Lien Term Loan	—	—	—	—	—	—	—	—	—
Revolt Media and TV, LLC
First Lien Term Loan	—	12,916	(165)	(466)	12,285	—	447	—	396
Snap Fitness Holdings, Inc.
Class A Stock	5,047	—	—	385	5,432	—	—	—	—
Warrants	2,046	—	—	156	2,202	—	—	—	—
Sopris Topco, LLC
Common Units	—	—	—	—	—	—	—	—	—
SRA Parent, LLC
Preferred Equity	11,971	935	—	4	12,910	—	—	683	—
Common Equity	20,289	—	—	(842)	19,447	—	—	—	—
STATinMED, LLC
First Lien Term Loan	4,200	—	—	(4,200)	—	—	—	—	—
Senior Term Loan	733	—	—	(733)	—	—	(899)	—	(2,894)
Senior Superpriority Term Loan	199	—	—	87	286	—	(45)	—	—
Senior Superpriority Term Note	2,090	—	—	(742)	1,348	—	547	—	—
Senior Superpriority Term Note	—	218	—	518	736	—	251	—	—
Senior Superpriority Term Note	—	785	—	2,667	3,452	—	102	—	—
STATinMed Parent, LLC
Class A Preferred Units	—	—	—	—	—	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
TG Parent NewCo LLC
Common Equity	—	—	—	—	—	—	—	—	—
Trademark Global, LLC
First Lien Term Loan	9,848	—	(105)	2,792	12,535	—	(105)	—	—
Incremental First Lien Term Loan	—	1,911	(5)	4	1,910	—	55	—	—
White Tiger NewCo, LLC
Common Equity	7,574	—	—	(5,522)	2,052	—	—	—	—
Totals	$364,335	$121,016	$(61,182)	$8,543	$432,712	$(293)	$18,720	$20,219	$(2,311)
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
September 30, 2026
(in thousands)
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2025 and September 30, 2026, along with transactions during the nine months ended September 30, 2026 in these controlled investments, were as follows:

		Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2026
Controlled Investments	Fair Value at December 31, 2025	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2026	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Adapt Laser Acquisition, Inc.
Revolving Loan	$1,440	$560	$(2,000)	$(3)	$(3)	$—	$103	$—	$—
First Lien Term Loan	10,148	—	(75)	(13)	10,060	—	840	—	—
ALA Holdco LLC
Class A Units	5,348	—	—	958	6,306	—	—	—	—
American Clinical Solutions LLC
First Lien Term Loan	23,133	4,972	—	(3,309)	24,796	—	1,472	—	—
Delayed Draw Term Loan	—	—	—	(98)	(98)	—	4	—	—
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
CION/EagleTree Partners, LLC
Senior Secured Note	36,037	—	—	—	36,037	—	3,774	—	—
Participating Preferred Shares	13,679	—	—	(2,819)	10,860	—	—	—	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Secured Loan Receivable	2,765	9,044	(5,646)	85	6,248	—	142	—	—
Exit First Lien Term Loan	82,548	—	—	3,251	85,799	—	7,237	—	—
Incremental First Lien Term Loan	16,622	1,200	(908)	61	16,975	—	1,265	—	—
Fourteenth Amendment Term Loan	9,792	136	—	39	9,967	—	920	—	—
Incremental First Lien Term Loan	9,219	24,000	—	(1,019)	32,200	—	1,268	—	—
David's Bridal Holdings, LLC
Preferred Units	9,500	—	—	9,500	19,000	—	—	—	—
Class A Common Units	9,510	—	—	5,691	15,201	—	—	—	—
Class B Common Units	4,787	—	—	2,865	7,652	—	—	—	—
JP Intermediate B, LLC
First Out New Money Term Loan	6,889	—	(52)	17	6,854	—	557	—	—
Second Out Term Loan	23,561	—	—	407	23,968	—	1,896	—	—
Third Out Term Loan	1,410	89	—	1,558	3,057	—	218	—	—
Common Shares	23,282	—	—	(827)	22,455	—	—	—	—
Senior Loan Fund Partners, LLC
Common LLC Interests	—	49,180	—	(1,657)	47,523	—	—	—	—
Totals	$289,670	$89,181	$(8,681)	$14,687	$384,857	$—	$19,696	$—	$—
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2026
(in thousands)
t.As of September 30, 2026, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	12.00%	12.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	9.49%	9.49%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	10.00%	10.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	1.00%	1.00%
Appalachian Resource Company, LLC	Senior Secured First Lien Debt	—	14.00%	14.00%
Appalachian Resource Company, LLC	Senior Secured First Lien Debt	—	9.00%	9.00%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	5.30%	5.85%	11.15%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	—	12.30%	12.30%
Berlitz Holdings, Inc.	Senior Secured First Lien Debt	7.80%	5.00%	12.80%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	10.00%	2.38%	12.38%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
Community Tree Service, LLC	Senior Secured First Lien Debt	7.38%	6.00%	13.38%
Emerald Technologies (U.S.) Acquisitionco, Inc.	Senior Secured First Lien Debt	4.88%	5.25%	10.13%
FuseFX, LLC	Senior Secured First Lien Debt	7.03%	5.00%	12.03%
Heritage Power, LLC	Senior Secured First Lien Debt	5.23%	5.50%	10.73%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	15.80%	15.80%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	9.73%	9.73%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	11.75%	11.75%
Inotiv Holdings I, LLC	Senior Secured First Lien Debt	—	11.51%	11.51%
Instant Web, LLC	Senior Secured First Lien Debt	—	10.52%	10.52%
Instant Web, LLC	Senior Secured First Lien Debt	—	11.02%	11.02%
Invincible Boat Company LLC	Senior Secured First Lien Debt	—	11.55%	11.55%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	6.40%	3.44%	9.84%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Live Comfortably Borrower LLC	Senior Secured First Lien Debt	12.02%	2.00%	14.02%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
RA Outdoors, LLC	Senior Secured Second Lien Debt	—	12.88%	12.88%
RA Outdoors, LLC	Senior Secured First Lien Debt	—	10.92%	10.92%
RA Outdoors, LLC	Senior Secured First Lien Debt	—	10.63%	10.63%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	15.80%	15.80%
STATinMED, LLC	Senior Secured First Lien Debt	—	13.32%	13.32%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	—	12.84%	12.84%
Trammell, P.C.	Senior Secured First Lien Debt	—	19.30%	19.30%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
WorkGenius, Inc.	Senior Secured First Lien Debt	—	12.00%	12.00%
u.The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.96%.
v.The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2026 was 4.11%.
w.The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2026 was 4.27%.
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 193.7%
Adapt Laser Acquisition, Inc.(s)(v)	S+725, 1.00% SOFR Floor	12/31/2029	Capital Equipment	$1,440	$1,440	$1,440
Adapt Laser Acquisition, Inc.(s)	0.50% Unfunded	12/31/2029	Capital Equipment	560	—	—
Adapt Laser Acquisition, Inc.(s)(v)	S+725, 1.00% SOFR Floor	12/31/2029	Capital Equipment	10,148	10,148	10,148
Allen Media, LLC(v)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,590	8,570	7,699
American Clinical Solutions LLC(s)(t)(v)	S+700, 1.00% SOFR Floor	6/30/2026	Healthcare & Pharmaceuticals	27,871	28,066	23,133
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	2,500	(4)	—
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2026	Services: Business	13,999	13,972	13,999
Ancile Solutions, Inc.(m)(v)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,249	10,212	12,107
Anthem Sports & Entertainment Inc.(t)(v)	S+550, 1.00% SOFR Floor	11/15/2027	Media: Diversified & Production	12,955	12,955	12,505
Anthem Sports & Entertainment Inc.(t)	10.00% Fixed	11/15/2027	Media: Diversified & Production	27,810	25,213	20,441
Anthem Sports & Entertainment Inc.(q)(t)	1.00% Fixed	11/15/2027	Media: Diversified & Production	26,327	3,663	—
Appalachian Resource Company, LLC(t)(u)(x)	S+500, 1.00% SOFR Floor	12/31/2025	Metals & Mining	15,168	15,174	10,466
Appalachian Resource Company, LLC(t)(u)(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Metals & Mining	6,462	6,462	6,171
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	2,600	—	—
APS Acquisition Holdings, LLC(m)(v)	S+550, 1.00% SOFR Floor	7/11/2029	Construction & Building	14,517	14,517	14,517
APS Acquisition Holdings, LLC(m)(v)	S+550, 1.00% SOFR Floor	7/11/2029	Construction & Building	1,812	1,810	1,812
APS Acquisition Holdings, LLC	1.00% Unfunded	7/11/2026	Construction & Building	3,380	(4)	—
Atlas Supply LLC(x)(z)	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	2,709
Avison Young (USA) Inc.(t)(v)	S+735, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	2,993	2,993	2,881
Avison Young (USA) Inc.(t)(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	1,056	1,056	1,038
Avison Young (USA) Inc.(m)(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	4,056	3,897	4,016
Avison Young (USA) Inc.(p)	0.00% Unfunded	1/31/2026	Banking, Finance, Insurance & Real Estate	440	—	(8)
Avison Young (USA) Inc.(n)(v)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	7,983	7,884	7,553
Avison Young (USA) Inc.(t)(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	12,509	10,972	10,804
Avison Young (USA) Inc.(t)(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	693	587	587
BDS Solutions Intermediateco, LLC(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	3,333	3,271	3,333
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	476	(25)	—
BDS Solutions Intermediateco, LLC(m)(n)(v)	S+675, 2.00% SOFR Floor	2/7/2027	Services: Business	19,486	19,391	19,486
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	17,277	17,275	16,472
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	1,666	1,643	1,669
Berlitz Holdings, Inc.(t)(u)	0.50% Unfunded	7/31/2026	Services: Business	2,977	—	4
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	7/31/2026	Services: Business	472	472	473
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(7)	(18)
Bradshaw International Parent Corp.(n)(u)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,630	12,510	12,503
Cabi, LLC(m)(u)	S+600, 2.00% SOFR Floor	2/28/2027	Retail	12,866	12,813	12,770
Carestream Health, Inc.(r)(v)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	12,913	11,408	12,913
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Celerity Acquisition Holdings, LLC(m)(t)(v)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	15,950	15,944	15,950
Cennox, Inc.(t)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	2,989	2,989	2,951
Cennox, Inc.(m)(n)(t)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	38,332	38,086	37,852
Cennox, Inc.(t)(w)	S+675, 1.00% SOFR Floor	5/4/2029	Services: Business	1,970	1,970	1,945
Cennox, Inc.(p)	0.00% Unfunded	5/4/2029	Services: Business	30	—	—
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(m)(n)(v)	S+800, 1.00% SOFR Floor	6/17/2027	Construction & Building	24,835	24,840	24,959
Core Health & Fitness, LLC(m)(u)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,700	19,474	20,094
CrossLink Professional Tax Solutions, LLC(v)	S+525, 1.00% SOFR Floor	6/30/2028	High Tech Industries	1,227	1,230	1,227
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	982	(22)	—
CrossLink Professional Tax Solutions, LLC(m)(v)	S+525, 1.00% SOFR Floor	6/30/2028	High Tech Industries	14,775	14,639	14,775
David's Bridal, LLC(s)(y)	0.00%	12/21/2027	Retail	1,795	1,773	1,596
David's Bridal, LLC(s)(y)	0.00%	12/21/2027	Retail	1,315	1,298	1,169
David's Bridal, LLC(s)(u)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	11,000	11,000	9,694
David's Bridal, LLC(p)(s)	0.00% Unfunded	12/31/2026	Retail	4,000	—	(475)
David's Bridal, LLC(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	16,747	16,747	16,622
David's Bridal, LLC(g)(s)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	10,000	9,604	9,792
David's Bridal, LLC(s)(u)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	92,881	92,881	82,548
Dermcare Management, LLC (u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,343	1,343	1,343
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,074	8,986	9,074
Dermcare Management, LLC(m)(u)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,131	4,090	4,131
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(v)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,719	2,697	2,246
Entertainment Studios P&A LLC(v)	S+900, 1.00% SOFR Floor	9/30/2030	Media: Diversified & Production	34,472	34,473	34,472
Entertainment Studios P&A LLC(j)(aa)	5.00%	5/18/2037	Media: Diversified & Production	—	—	198
ESP Associates, Inc.(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	197	171	197
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,118	—	—
ESP Associates, Inc.(m)(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,511	8,414	8,510
FuseFX, LLC(m)(t)(v)	S+600, 1.00% SOFR Floor	9/30/2027	Media: Diversified & Production	21,451	21,451	20,954
Future Pak, LLC(m)(n)(u)	S+650, 2.00% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	23,750	23,750	23,750
Gold Medal Holdings, Inc.(m)(n)(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	27,065	26,957	27,065
Gold Medal Holdings, Inc.(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	863	863	863
Gold Medal Holdings, Inc.	1.00% Unfunded	3/17/2027	Environmental Industries	1,632	(11)	—
Heritage Power, LLC(v)	S+550, 1.00% SOFR Floor	7/20/2028	Energy: Electricity	1,192	1,192	1,180
Hilliard, Martinez & Gonzales, LLP(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	27,219	27,214	26,811
Hollander Intermediate LLC(r)(u)	S+300, 3.00% SOFR Floor	9/19/2027	Consumer Goods: Durable	18,800	18,490	14,651
Homer City Generation, L.P.(t)	15.00%	4/16/2028	Energy: Electricity	18,331	18,415	17,598
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Homer City Generation, L.P.(t)	17.00%	4/16/2028	Energy: Electricity	15,502	15,501	15,657
HW Acquisition, LLC(r)(t)	Prime+500	9/28/2026	Capital Equipment	5,402	5,400	2,877
HW Acquisition, LLC(q)(r)(t)(v)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	5,696	5,688	3,033
ICA Foam Holdings, LLC(m)(v)	S+600, 1.00% SOFR Floor	12/5/2026	Containers, Packaging & Glass	18,676	18,676	18,652
Inotiv, Inc.(t)(v)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	20,466	20,075	17,652
Instant Web, LLC(r)(u)	Prime+375, 4.00% Prime Floor	2/25/2027	Media: Advertising, Printing & Publishing	622	622	632
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	2,559	2,559	2,460
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	973	—	(38)
Instant Web, LLC(r)(t)(u)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	57,142	57,142	35,642
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,699	1,699	1,634
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,731	—	(67)
Invincible Boat Company LLC(t)(u)	S+750, 1.50% SOFR Floor	3/31/2028	Consumer Goods: Durable	1,117	1,117	1,008
Invincible Boat Company LLC	0.50% Unfunded	8/31/2027	Consumer Goods: Durable	80	—	(8)
Invincible Boat Company LLC(m)(t)(u)	S+800, 1.50% SOFR Floor	3/31/2028	Consumer Goods: Durable	13,473	13,443	12,160
INW Manufacturing, LLC(m)(n)(v)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	17,640	17,398	17,464
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	816	(3)	—
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	6,810	6,779	6,810
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	1,857	1,849	1,857
Isagenix International, LLC(r)(t)(v)	S+750, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	10,279	10,279	4,857
JP Intermediate B, LLC(m)(s)(v)	S+700, 1.00% SOFR Floor	9/30/2030	Beverage, Food & Tobacco	6,889	6,889	6,889
JP Intermediate B, LLC(m)(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	27,159	27,159	23,561
JP Intermediate B, LLC(s)(v)	S+550, 1.00% SOFR Floor	3/31/2031	Beverage, Food & Tobacco	1,649	130	1,410
K&N Parent, Inc.(m)(u)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,146	4,074	4,218
K&N Parent, Inc.(t)(u)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	6,020	6,020	5,524
Klein Hersh, LLC(i)(u)	S+850, 0.50% SOFR Floor	4/27/2028	Services: Business	23,048	21,121	20,887
LAV Gear Holdings, Inc.(r)	0.50% Unfunded	7/31/2029	Services: Business	726	(73)	(7)
LAV Gear Holdings, Inc.(n)(r)(t)(u)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	5,187	4,984	5,135
LAV Gear Holdings, Inc.(m)(r)(t)(u)	S+594, 1.00% SOFR Floor	7/31/2029	Services: Business	16,274	16,274	13,894
Lift Brands, Inc.(m)(n)(r)(u)	S+750, 1.00% SOFR Floor	9/30/2026	Services: Consumer	21,388	21,388	21,682
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	7,321	7,292	7,212
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	8,245	8,135	8,006
Lux Credit Consultants LLC(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	883	883	689
Lux Credit Consultants LLC(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	18,508	18,508	14,436
Lux Credit Consultants LLC(t)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	1,936	1,936	1,510
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
MacNeill Pride Group Corp.(m)(v)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	16,162	16,174	16,162
MacNeill Pride Group Corp.(n)(v)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	5,961	5,956	5,961
Metrc Inc.	0.50% Unfunded	9/30/2027	High Tech Industries	2,250	(43)	—
Metrc Inc.(m)(v)	S+550, 1.00% SOFR Floor	9/30/2031	High Tech Industries	13,466	13,203	13,466
Metrc Inc.	0.50% Unfunded	9/30/2031	High Tech Industries	2,250	(45)	—
Newbury Franklin Industrials LLC(m)(w)	S+700, 2.00% SOFR Floor	12/11/2029	Capital Equipment	7,946	7,846	7,867
Newbury Franklin Industrials LLC(w)	S+700, 1.00% SOFR Floor	12/11/2029	Capital Equipment	906	906	897
Newbury Franklin Industrials LLC	1.00% Unfunded	12/11/2029	Capital Equipment	1,066	(11)	(11)
NewsCycle Solutions, Inc.(q)(v)	S+100, 1.00% SOFR Floor	9/30/2026	Media: Advertising, Printing & Publishing	14,161	11,663	7,381
OpCo Borrower, LLC(m)(n)(v)	S+625, 1.00% SOFR Floor	4/26/2029	Healthcare & Pharmaceuticals	27,091	27,001	27,091
Optio Rx, LLC(r)(t)(u)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	709	709	709
Optio Rx, LLC(r)	0.50% Unfunded	3/21/2030	Healthcare & Pharmaceuticals	658	—	—
Optio Rx, LLC(r)(t)(u)	S+1000, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	14,880	14,880	14,880
Playboy Enterprises, Inc.(h)(u)	S+625, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	14,862	14,763	14,862
PRA Acquisition, LLC(m)(v)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	17,461	17,461	17,461
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	1,145	1,136	1,041
RA Outdoors, LLC(r)(t)(v)	S+675, 1.00% SOFR Floor	6/30/2027	Media: Diversified & Production	11,978	11,978	10,885
RA Outdoors, LLC(p)(r)	0.00% Unfunded	6/30/2027	Media: Diversified & Production	1,083	—	(99)
Riddell, Inc. / All American Sports Corp.(m)(n)(u)	S+600, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	15,229	15,026	15,114
Robert C. Hilliard, L.L.P.(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	2,548	2,553	2,509
RumbleOn, Inc.(m)(t)(v)	S+775, 1.00% SOFR Floor	9/30/2027	Automotive	7,948	7,850	7,899
RumbleOn, Inc.(m)(t)(v)	S+775, 1.00% SOFR Floor	9/30/2027	Automotive	2,399	2,396	2,384
SHF Holdings, Inc.	0.50% Unfunded	1/22/2030	Beverage, Food & Tobacco	1,739	—	—
SHF Holdings, Inc.(m)(n)(v)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	18,078	18,078	18,078
Sleep Opco, LLC	0.50% Unfunded	11/7/2030	Retail	2,060	—	—
Sleep Opco, LLC(m)(n)(v)	S+650, 1.00% SOFR Floor	11/7/2030	Retail	17,940	17,940	17,940
Spin Holdco Inc.(n)(v)	S+400, 0.75% SOFR Floor	3/4/2028	Services: Business	11,870	10,512	9,778
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	125	125	153
Spinal USA, Inc. / Precision Medical Inc.(p)	0.00% Unfunded	5/29/2026	Healthcare & Pharmaceuticals	125	—	—
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	19,965	19,944	8,136
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,141	1,058	465
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,774	1,774	723
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	825	826	825
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	904	838	368
Spinal USA, Inc. / Precision Medical Inc.(aa)	0.00%	5/29/2026	Healthcare & Pharmaceuticals	1,083	1,083	441

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	224	224	199
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	1,004	1,004	733
STATinMED, LLC(r)(aa)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	498	498	2,090
STATinMED, LLC(q)(r)(t)(u)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	20,612	11,709	4,200
Stengel Hill Architecture, LLC(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	825	825	825
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	1,425	—	—
Stengel Hill Architecture, LLC(m)(v)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	12,529	12,530	12,529
Stengel Hill Architecture, LLC(m)(v)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,511	1,511	1,511
Straine Dental Management, LLC(m)(u)	S+742, 2.00% SOFR Floor	11/25/2030	Healthcare & Pharmaceuticals	11,759	11,643	11,641
Straine Dental Management, LLC	0.25% Unfunded	5/25/2027	Healthcare & Pharmaceuticals	3,741	(18)	(37)
Tactical Air Support, Inc.(m)(v)	S+750, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	11,250	11,250	11,250
Tactical Air Support, Inc.(m)(v)	S+750, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,950	1,950	1,950
Tactical Air Support, Inc.(m)(v)	S+750, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,875	1,840	1,875
Tactical Air Support, Inc.	0.75% Unfunded	12/22/2028	Aerospace & Defense	2,000	—	—
The Men's Wearhouse, LLC(n)(v)	S+575, 0.00% SOFR Floor	2/26/2029	Retail	1,276	1,271	1,282
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	(285)
Thrill Holdings LLC(m)(v)	S+600, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	18,217	18,217	14,995
TMK Hawk Parent, Corp.(t)(u)	S+525, 1.00% SOFR Floor	6/30/2029	Services: Business	7,505	7,505	7,401
TMK Hawk Parent, Corp.(p)	0.00% Unfunded	10/28/2026	Services: Business	780	—	—
Trademark Global, LLC(q)(r)(t)(v)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	20,625	19,393	9,848
Trammell, P.C.(t)(u)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	17,714	17,714	17,714
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,525	1,426	702
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	149
Wok Holdings Inc.(m)(n)(v)	S+625, 0.00% SOFR Floor	9/3/2029	Beverage, Food & Tobacco	24,322	23,758	23,076
WorkGenius, Inc.(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	745	750
WorkGenius, Inc.(m)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	7,430	7,430	7,430
WorkGenius, Inc.(m)(n)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	20,805	20,805	20,805
Xenon Arc, Inc.(m)(v)	S+575, 0.75% SOFR Floor	12/20/2028	High Tech Industries	3,796	3,778	3,796
Total Senior Secured First Lien Debt					1,494,155	1,370,525
Senior Secured Second Lien Debt - 0.0%
RA Outdoors, LLC(q)(r)(t)(v)	S+900, 1.00% SOFR Floor	12/31/2027	Media: Diversified & Production	2,295	2,218	—
Total Senior Secured Second Lien Debt					2,218	—
Collateralized Securities and Structured Products - Equity - 0.7%
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(h)(aa)	5.98% Estimated Yield	4/28/2039	Diversified Financials	5,000	4,969	5,028
Total Collateralized Securities and Structured Products - Equity					4,969	5,028
Unsecured Debt - 0.9%
Klein Hersh, LLC(m)(p)	0.00%	4/27/2032	Services: Business	4,368	988	153
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/26/2028	Hotel, Gaming & Leisure	25,308	22,860	4,840
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,715	1,715	1,646
Total Unsecured Debt					25,563	6,639

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
September 30, 2026
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
On October 5, 2021, the Company's shares of common stock commenced trading on the New York Stock Exchange, or the NYSE, under the ticker symbol “CION”, or the Listing. As a result, on October 5, 2021, the Company and CIM entered into the second amended and restated investment advisory agreement in order to implement the changes to the advisory fees payable from the Company to CIM that became effective upon the Listing that (i) reduced the annual base management fee, (ii) amended the structure of the subordinated incentive fee on income payable by the Company to CIM and reduced the hurdle and incentive fee rates, and (iii) reduced the incentive fee on capital gains payable by the Company to CIM (as described in further detail in Notes 2 and 4). On February 26, 2023, the Company’s shares of common stock and the Company's Series A Notes listed and commenced trading in Israel on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION” and “CION B1”, respectively. On August 31, 2026, the Company's Series A Notes were delisted from trading on the TASE because of the Company's repayment in full of such Series A Notes (see Note 8). On October 9, 2024, the Company’s 7.50% Notes due 2029, or the 7.50% Public 2029 Notes, listed and commenced trading on the NYSE under the ticker symbol “CICB” and on February 12, 2026, the Company’s 7.50% Notes due 2031, or the 7.50% Public 2031 Notes, listed and commenced trading on the NYSE under the ticker symbol “CICC”.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries. The Company is considered an investment company as defined in Accounting Standards Codification Topic 946, Financial Services – Investment Companies, or ASC 946. Accordingly, the required disclosures as outlined in ASC 946 are included in the Company’s consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its equity interests in CION/EagleTree Partners, LLC, or CION/EagleTree, or Senior Loan Fund Partners, LLC, or SLFP. See Note 7 for a description of the Company’s investments in CION/EagleTree and SLFP.
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
Recent Accounting Pronouncement
In November 2024, the Financial Accounting Standards Board, or the FASB, issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03. ASU 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect that the application of this guidance will have a material effect on its consolidated financial statements.
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, or ASU 2026-03. ASU 2026-03 requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and to disclose the amount of any discount attributable to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and is applied prospectively. Early adoption is permitted. The Company is currently assessing the impact of ASU 2026-03 on its consolidated financial statements.
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
September 30, 2026
(in thousands, except share and per share amounts)
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $30,397 and $116,010 of such investments at September 30, 2026 and December 31, 2025, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
One of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, or CIC Holdco, has elected to be treated as a taxable entity for U.S. federal income tax purposes. As a result, CIC Holdco is not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2026 or December 31, 2025.
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
September 30, 2026
(in thousands, except share and per share amounts)
Valuation of Portfolio Investments
The fair value of the Company’s investments is determined quarterly in good faith by CIM, as the Company’s valuation designee, designated by and subject to the oversight of the Company's board of directors pursuant to Rule 2a-5 of the 1940 Act and pursuant to CIM's consistently applied valuation procedures and valuation process in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. The Company’s board of directors and the audit committee of the board of directors, the latter of which is comprised solely of independent directors, oversee the activities, methodology and processes of the valuation designee. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Inputs used to measure these fair values are classified into the following hierarchy:
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
Any investments that are not publicly traded or for which a market price is not otherwise readily available are valued at a price that reflects their fair value. With respect to such investments, if CIM is unable to obtain market quotations, the investments are reviewed and valued using one or more of the following types of analyses:
i.Market comparable statistics and public trading multiples discounted for illiquidity, minority ownership and other factors for companies with similar characteristics.
ii.Valuations implied by third-party investments in the applicable portfolio companies.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
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
As a practical expedient, the Company uses net asset value, or NAV, as the fair value for its equity investments in CION/EagleTree and SLFP. Investments valued using NAV as a practical expedient are excluded from the three-tier fair value hierarchy. CION/EagleTree and SLFP each record their underlying investments at fair value on a quarterly basis in accordance with ASC 820.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
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
The Company has investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of September 30, 2026 and December 31, 2025.
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
September 30, 2026
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

Note 3. Share Transactions
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Gross shares/proceeds from offerings	—	$—	—	$—
Reinvestment of distributions	—	—	—	—
Total gross shares/proceeds	—	—	—	—
Share repurchase program	(2,215,162)	(17,721)	(1,215,751)	(11,984)
Net shares/amounts for share transactions	(2,215,162)	$(17,721)	(1,215,751)	$(11,984)
Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2026, the Company sold 49,202,704 shares of common stock for net proceeds of $1,087,087. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $305,650, for which the Company repurchased 21,066,663 shares of common stock. As of September 30, 2026, 21,066,663 shares of common stock repurchased had been retired.
Distribution Reinvestment Plan
On September 15, 2021, the Company adopted a distribution reinvestment plan, or the DRP, which became effective as of the Listing. For additional information regarding the terms of the DRP, see Note 5.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
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

The following table summarizes the share repurchases completed during the year ended December 31, 2025 and the nine months ended September 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2025
January 1 to January 31, 2025	89,466	$11.29	89,466	$20,758
February 1 to February 28, 2025	63,383	12.01	63,383	19,998
March 1 to March 31, 2025	33,013	12.13	33,013	19,598
April 1 to April 30, 2025	315,943	9.36	315,943	16,648
May 1 to May 31, 2025	95,782	9.76	95,782	15,714
June 1 to June 30, 2025	287,840	9.26	287,840	13,056
July 1 to July 31, 2025	230,738	9.86	230,738	10,786
August 1 to August 31, 2025(2)	57,331	9.78	57,331	30,226
September 1 to September 30, 2025	42,255	9.96	42,255	29,806
October 1 to October 31, 2025	348,336	9.33	348,336	26,565
November 1 to November 30, 2025	90,964	9.25	90,964	25,725
December 1 to December 31, 2025	116,352	9.59	116,352	24,611
Total for the year ended December 31, 2025	1,771,403		1,771,403

2026
January 1 to January 31, 2026	382,472	$9.45	382,472	$21,005
February 1 to February 28, 2026	460,725	8.68	460,725	17,015
March 1 to March 31, 2026	272,856	7.72	272,856	14,915
April 1 to April 30, 2026	539,836	7.41	539,836	10,925
May 1 to May 31, 2026	164,869	7.66	164,869	9,665
June 1 to June 30, 2026	394,404	6.94	394,404	6,935
July 1 to July 31, 2026(3)	—	—	—	56,935
August 1 to August 31, 2026	—	—	—	56,935
September 1 to September 30, 2026	—	—	—	56,935
Total for the nine months ended September 30, 2026	2,215,162		2,215,162
(1)Amounts do not include any commissions paid to Wells Fargo on shares repurchased.
(2)Includes an additional $20,000 of shares of the Company’s common stock that may be repurchased under the share repurchase policy approved by the board of directors on August 5, 2025.
(3)Includes an additional $50,000 of shares of the Company’s common stock that may be repurchased under the share repurchase policy approved by the board of directors on July 30, 2026.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and nine months ended September 30, 2026 and 2025, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2026	2025	2026	2025
CIM	Investment adviser	Management fees(1)	$5,737	$6,532	$17,882	$19,654
CIM	Investment adviser	Incentive fees(1)	2,615	8,181	8,349	15,854
CIM	Administrative services provider	Administrative services expense(1)	1,043	1,225	3,613	3,700
			$9,395	$15,938	$29,844	$39,208
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
Under the second amended and restated investment advisory agreement, the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income that exceeds the annualized rate of 7.879%. For the three months ended September 30, 2026 and 2025, the Company recorded subordinated incentive fees on income of $2,615 and $8,181, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded subordinated incentive fees on income of $8,349 and $15,854, respectively. As of September 30, 2026 and December 31, 2025, the liabilities recorded for subordinated incentive fees were $2,615 and $3,882, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025, the Company had no liability for and did not record any capital gains incentive fees.

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
As of September 30, 2026 and December 31, 2025, the total liability payable to CIM and its affiliates was $9,618 and $12,487, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2026 and December 31, 2025, respectively.

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
Note 5. Distributions
Effective September 28, 2017, the Company's board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors on a quarterly basis. On November 3, 2025, management changed the timing of paying base distributions to shareholders from quarterly to monthly, which commenced in January 2026. Monthly base distributions will be declared quarterly in advance. Base distributions in respect of future months and any supplemental or special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration.
The Company’s management declared and the Company's board of directors ratified distributions for 4 and 9 record dates during the year ended December 31, 2025 and the nine months ended September 30, 2026, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
The following table presents distributions per share that were declared during the year ended December 31, 2025 and the nine months ended September 30, 2026:

	Distributions
Three Months Ended	Per Share	Amount
2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
December 31, 2025 (one record date)	0.36	18,552
Total distributions for the year ended December 31, 2025	$1.44	$75,361

2026
March 31, 2026 (three record dates)	$0.30	$15,242
June 30, 2026 (three record dates)	0.30	14,838
September 30, 2026 (three record dates)	0.30	14,761
Total distributions for the nine months ended September 30, 2026	$0.90	$44,841
On August 3, 2026, the Company’s co-chief executive officers declared base distributions of $0.10 per share for each of October, November and December 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
August 3, 2026	October 16, 2026	October 30, 2026	$0.10
August 3, 2026	November 13, 2026	November 27, 2026	0.10
August 3, 2026	December 11, 2026	December 28, 2026	0.10
			$0.30

On November 3, 2026, the Company’s co-chief executive officers declared base distributions totaling $0.25 per share for the first quarter of 2027, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
November 3, 2026	January 15, 2027	January 29, 2027	$0.08
November 3, 2026	February 12, 2027	February 26, 2027	0.08
November 3, 2026	March 12, 2027	March 26, 2027	0.09
			$0.25
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
September 30, 2026
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

The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the year ended December 31, 2025 and the nine months ended September 30, 2026 pursuant to the DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
2025
January 1 to January 31, 2025	19,368	$11.49	19,368	(1)
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025	—	—	—	—
April 1 to April 30, 2025	159,518	9.13	159,518	(1)
May 1 to May 31, 2025	—	—	—	—
June 1 to June 30, 2025	151,264	9.29	151,264	(1)
July 1 to July 31, 2025	—	—	—	—
August 1 to August 31, 2025	—	—	—	—
September 1 to September 30, 2025	136,868	10.07	136,868	(1)
October 1 to October 31, 2025	—	—	—	—
November 1 to November 30, 2025	—	—	—	—
December 1 to December 31, 2025	136,151	10.08	136,151	(1)
Total for the year ended December 31, 2025	603,169	$9.67	603,169	(1)

2026
January 1 to January 31, 2026	41,483	$9.21	41,483	(1)
February 1 to February 28, 2026	47,550	8.11	47,550	(1)
March 1 to March 31, 2026	58,144	6.83	58,144	(1)
April 1 to April 30, 2026	52,506	7.64	52,506	(1)
May 1 to May 31, 2026	56,934	6.89	56,934	(1)
June 1 to June 30, 2026	63,571	6.26	63,571	(1)
July 1 to July 31, 2026	61,251	6.31	61,251	(1)
August 1 to August 31, 2026	49,983	7.57	49,983	(1)
September 1 to September 30, 2026	52,751	7.15	52,751	(1)
Total for the nine months ended September 30, 2026	484,173	$7.22	484,173	(1)
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
September 30, 2026
(in thousands, except share and per share amounts)
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025:

	Nine Months Ended September 30,						Year Ended December 31,
	2026			2025			2025
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.90	$44,841	100.0%	$1.08	$56,809	100.0%	$1.44	$75,361	100.0%
Total distributions	$0.90	$44,841	100.0%	$1.08	$56,809	100.0%	$1.44	$75,361	100.0%

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
As of September 30, 2026, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $152,946; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $398,719; the net unrealized depreciation was $245,773; and the aggregate cost of securities for U.S. federal income tax purposes was $1,747,425.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of September 30, 2026 and December 31, 2025 at amortized cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,199,073	$1,053,970	71.6%	$1,494,155	$1,370,525	80.8%
Senior secured second lien debt	2,218	—	—	2,218	—	—
Collateralized securities and structured products - equity	—	—	—	4,969	5,028	0.3%
Unsecured debt	25,710	7,668	0.5%	25,563	6,639	0.4%
Equity	381,426	409,617	27.9%	299,181	314,788	18.5%
Subtotal/total percentage	1,608,427	1,471,255	100.0%	1,826,086	1,696,980	100.0%
Short term investments(2)	30,397	30,397		116,010	116,010
Total investments	$1,638,824	$1,501,652		$1,942,096	$1,812,990
(1)Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Retail	$214,167	14.6%	$187,490	11.0%
Services: Business	202,103	13.7%	250,178	14.7%
Healthcare & Pharmaceuticals	147,334	10.0%	191,483	11.3%
Energy: Electricity	138,735	9.4%	140,223	8.2%
Media: Diversified & Production	119,537	8.1%	122,806	7.2%
Diversified Financials	94,420	6.4%	54,744	3.2%
Beverage, Food & Tobacco	92,543	6.3%	101,153	6.0%
Services: Consumer	88,949	6.1%	113,150	6.8%
Consumer Goods: Durable	81,939	5.6%	90,696	5.3%
Banking, Finance, Insurance & Real Estate	63,849	4.4%	69,066	4.1%
Media: Advertising, Printing & Publishing	46,641	3.2%	47,644	2.8%
Construction & Building	44,393	3.0%	65,493	3.9%
High Tech Industries	30,961	2.1%	55,956	3.3%
Metals & Mining	25,048	1.7%	16,637	1.0%
Capital Equipment	23,279	1.6%	31,599	1.9%
Consumer Goods: Non-Durable	16,716	1.1%	28,876	1.7%
Transportation: Cargo	10,591	0.7%	11,986	0.7%
Environmental Industries	9,769	0.7%	27,928	1.6%
Containers, Packaging & Glass	7,902	0.5%	18,652	1.1%
Energy: Oil & Gas	5,551	0.4%	6,267	0.4%
Hotel, Gaming & Leisure	4,809	0.3%	22,733	1.3%
Aerospace & Defense	1,795	0.1%	15,075	0.9%
Automotive	224	—	27,145	1.6%
Subtotal/total percentage	1,471,255	100.0%	1,696,980	100.0%
Short term investments	30,397		116,010
Total investments	$1,501,652		$1,812,990

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)

	September 30, 2026		December 31, 2025
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,438,379	97.7%	$1,655,740	97.6%
Canada	30,623	2.1%	34,704	2.0%
Bermuda	2,253	0.2%	1,508	0.1%
Cayman Islands	—	—	5,028	0.3%
Subtotal/total percentage	1,471,255	100.0%	1,696,980	100.0%
Short term investments	30,397		116,010
Total investments	$1,501,652		$1,812,990
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of September 30, 2026 and December 31, 2025, investments on non-accrual status represented 1.6% and 1.8%, respectively, of the Company's investment portfolio on a fair value basis.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2026 and December 31, 2025, the Company’s unfunded commitments amounted to $46,786 and $47,779, respectively. As of October 28, 2026, the Company’s unfunded commitments amounted to $42,235. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. Refer to Note 11 for further details on the Company’s unfunded commitments.
Note 7. Joint Ventures
Senior Loan Fund Partners, LLC
On September 17, 2026, the Company entered into an Amended and Restated Limited Liability Company Agreement of SLFP, a newly formed Delaware limited liability company, with certain institutional investors as members, or the SLFP Investors. SLFP invests primarily in senior secured first lien loans to U.S. middle-market companies.
SLFP was capitalized with two investment tranches: (i) $125,000 in senior secured notes, or the SLFP Notes, issued by SLFP solely to certain SLFP Investors at a purchase price of 98.25% and (ii) $59,688 in membership interests in SLFP, or the SLFP LLC Interests, with the Company holding 80.0% as common SLFP LLC Interests and certain SLFP Investors holding 20.0% as preferred SLFP LLC Interests. The preferred SLFP LLC Interests carry an 11.50% cumulative annual preferred return (13.50% if paid in kind), payable quarterly 45 days after quarter-end, and have a priority claim over distributions to common SLFP LLC Interests. The combined proceeds were used by SLFP to acquire a portfolio of senior secured first lien loans from the Company at fair market value consisting of 20 first lien loans with an aggregate par of approximately $180,300 and an aggregate fair value of $180,000, resulting in an implied purchase price of 99.8% of par. The net proceeds to the Company were used to repay a portion of the Company's outstanding debt and the remainder was used for general corporate purposes.
The SLFP Notes bear interest at the three-month SOFR plus 4.75% per year (subject to a 1.00% SOFR floor), carry a seven-year final maturity and are rated investment grade. SLFP has a two-year investment period. The SLFP Notes include a 100% cash flow sweep directing all excess cash after the investment period to repay principal on the SLFP Notes until repaid in full. During the investment period, quarterly excess collections are applied to SLFP Notes interest, expenses, preferred SLFP LLC Interest distributions, and then board-approved reinvestment or distributions.
The business and affairs of SLFP are managed by a board of managers, or the SLFP Board, which consists of four managers, with the Company and the SLFP Investors each designating two managers. All material decisions relating to SLFP, including all investment, governance, and valuation decisions, are vested in the SLFP Board. All SLFP Board actions require the unanimous approval of all SLFP Board members present, which must consist of at least one board member appointed by each of the Company and the SLFP Investors. CIM serves as administrator for SLFP providing administrative services including portfolio management, valuation, accounting, reporting, and tax-related services.
The preferred SLFP LLC Interests are redeemable in cash through the SLFP distribution waterfall out of SLFP’s future earnings, which is outside of SLFP’s control. Accordingly, SLFP presents the preferred SLFP LLC Interests as temporary equity, outside of members’ capital, at their redemption amount, which equals their liquidation preference plus any accrued and unpaid preferred return, and recognizes changes in the redemption amount immediately as they occur. Upon an early dissolution of SLFP, the preferred SLFP LLC Interests are entitled to a minimum return of 1.20x their invested capital. SLFP has not adjusted the carrying amount for this feature because an early dissolution is not considered probable. Distributions to the preferred SLFP LLC Interests are presented as distributions to members and are not included in SLFP’s net investment income.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
Under the contribution and sale agreement between the Company and SLFP, the purchase price for the loans sold by the Company to SLFP was based on their estimated fair value as of September 17, 2026, subject to a true-up to their fair value as of September 30, 2026, as approved by the SLFP Board, with any difference settled in cash or as otherwise agreed between the parties. The final fair value of the purchased loans as of September 30, 2026 was $179,754, resulting in a true-up amount of $246 due from the Company to SLFP, which was settled by the Company by increasing SLFP's exposure to one loan in an amount equal to the true-up amount. The Company recognized the true-up as a realized loss for the three and nine months ended September 30, 2026.
As of September 30, 2026, the Company’s investment in the common SLFP LLC Interests had an amortized cost of $49,180 and a fair value of $47,523. The amortized cost includes $1,430 of transaction costs, primarily placement agent fees, incurred by the Company in connection with its investment in SLFP.
The Company does not consolidate SLFP because the Company does not have a controlling financial interest in SLFP, as all material decisions require the approval of the SLFP Board, on which the Company and the SLFP Investors have equal representation, and SLFP is not a substantially wholly owned investment company subsidiary of the Company.
The following table sets forth the individual investments in SLFP's portfolio as of September 30, 2026:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Amortized Cost	Fair Value
Senior Secured First Lien Debt
American Health Staffing Group, Inc.	Prime+525	11/19/2028	Services: Business	$12,770	$12,770	$12,770
Anchor QEA, Inc.(e)	S+525, 1.00% Floor	3/25/2032	Environmental Industries	9,966	9,941	9,941
APS Acquisition Holdings, LLC(e)	S+575, 1.00% Floor	7/11/2029	Construction & Building	4,279	4,253	4,252
APS Acquisition Holdings, LLC(e)	S+575, 1.00% Floor	7/11/2029	Construction & Building	2,089	2,076	2,076
BDS Solutions Intermediateco, LLC(e)	S+675, 2.00% Floor	2/7/2027	Services: Business	11,431	11,431	11,431
BDS Solutions Intermediateco, LLC(e)	S+675, 2.00% Floor	2/7/2027	Services: Business	818	819	818
Community Tree Service, LLC(e)	S+950, 1.00% Floor	6/17/2027	Construction & Building	11,546	11,546	11,546
CrossLink Professional Tax Solutions, LLC(e)	S+500, 1.00% Floor	6/30/2028	High Tech Industries	5,517	5,517	5,517
Dependable Acquisition Inc.(d)	S+650, 2.50% Floor	3/9/2032	Construction & Building	9,125	9,125	9,125
Gold Medal Holdings, Inc.(e)	S+575, 1.00% Floor	9/17/2028	Environmental Industries	7,091	7,083	7,082
Gold Medal Holdings, Inc.(e)	S+575, 1.00% Floor	9/17/2028	Environmental Industries	2,484	2,481	2,481
ICA Foam Holdings, LLC(e)	S+600, 1.00% Floor	12/5/2026	Containers, Packaging & Glass	10,574	10,520	10,508
Lift Brands, Inc.(d)	S+750, 1.00% Floor	9/30/2026	Services: Consumer	3,282	3,282	3,294
Metrc Inc.(e)	S+550, 1.00% Floor	9/30/2031	High Tech Industries	8,390	8,328	8,327
Newbury Franklin Industrials LLC(f)	S+700, 2.00% Floor	12/11/2029	Capital Equipment	4,901	4,849	4,846
Newbury Franklin Industrials LLC(f)	S+700, 2.00% Floor	12/11/2029	Capital Equipment	899	889	889
Playboy Enterprises, Inc.(e)	S+625, 0.50% Floor	5/25/2028	Consumer Goods: Non-Durable	13,468	13,468	13,468
SHF Holdings, Inc.(e)	S+550, 1.00% Floor	1/22/2030	Beverage, Food & Tobacco	9,899	9,899	9,899
Stengel Hill Architecture, LLC(e)	S+675, 1.00% Floor	8/16/2028	Construction & Building	9,928	9,843	9,842
Straine Dental Management, LLC(e)	S+742, 2.00% Floor	11/25/2030	Healthcare & Pharmaceuticals	11,700	11,598	11,597
Tactical Air Support, Inc.(d)	S+850, 1.00% Floor	12/22/2028	Aerospace & Defense	10,800	10,787	10,786
Tactical Air Support, Inc.(d)	S+850, 1.00% Floor	12/22/2028	Aerospace & Defense	1,875	1,873	1,873
WorkGenius, Inc.(e)	S+700, 0.50% Floor	6/7/2027	Services: Business	4,002	3,995	4,002
WorkGenius, Inc.(e)	S+700, 0.50% Floor	6/7/2027	Services: Business	3,920	3,924	3,920
WorkGenius, Inc.(e)	S+700, 0.50% Floor	6/7/2027	Services: Business	2,918	2,920	2,918
Xenon Arc, Inc.(e)	S+600, 0.75% Floor	12/20/2028	High Tech Industries	3,767	3,711	3,701
Total Senior Secured First Lien Debt					176,928	176,909
Short Term Investments(b)
First American Treasury Obligations Fund, Class Z Shares	3.74%(c)				4,768	4,768
Total Short Term Investments					4,768	4,768
TOTAL INVESTMENTS					$181,696	$181,677
a.The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of September 30, 2026, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to September 30, 2026.
b.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
c.7-day effective yield as of September 30, 2026.
d.The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.96%.
e.The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2026 was 4.11%.
f.The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2026 was 4.27%.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for SLFP as of September 30, 2026:

Selected Balance Sheet Information:	September 30, 2026
Investments, at fair value (amortized cost of $181,696)	$181,677
Cash and other assets	165
Receivable for investments sold and repaid	306
Interest receivable on investments	660
Other assets	280
Total assets	$183,088

Senior secured notes (net of unamortized debt issuance costs of $2,615)	$122,385
Interest payable	424
Other liabilities	876
Total liabilities	123,685
Preferred SLFP LLC Interests (temporary equity), liquidation preference of $11,938	11,938
Members’ capital – common	47,465
Total liabilities, temporary equity and members’ capital	$183,088
The following table includes selected statement of operations information for SLFP for the period from September 17, 2026 through September 30, 2026:

Period from September 17, 2026 through September 30, 2026
Selected Statement of Operations Information:
Total investment income	$803
Total expenses	1,015
Net change in unrealized depreciation on investments	(19)
Net decrease in net assets	$(231)
Less: distributions to preferred members	(53)
Net decrease in net assets attributable to common members	$(284)
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to the Company and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. On November 16, 2023, the Company purchased a portion of the CION/EagleTree Notes held by ET-BC. As a result, as of September 30, 2026, the Company held $36,037 and ET-BC held $2,965 of the CION/EagleTree Notes. On March 4, 2026, CION/EagleTree extended the maturity date of the senior secured notes from December 21, 2026 to December 21, 2027. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to the Company.
In accordance with ASU 2015-02, Consolidation, the Company determined that CION/EagleTree is not a variable interest entity, or VIE, as the Company is not the primary beneficiary and therefore does not consolidate CION/EagleTree. The Company's maximum exposure to losses from CION/EagleTree is limited to its investment in CION/EagleTree.

The following table sets forth the individual investments in CION/EagleTree's portfolio as of September 30, 2026:

Portfolio Company	Interest	Industry	Principal/ Par Amount/ Units	Cost	Fair Value
Equity
American Clinical Solutions LLC, Class A Membership Interests(a)		Healthcare & Pharmaceuticals	6,030,384 Units	$5,200	$—
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(a)		Media: Diversified & Production	1,469 Units	486	—
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(a)		Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(a)		Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)		Diversified Financials	N/A	10,571	9,557
Carestream Health Holdings, Inc., Common Stock(a)		Healthcare & Pharmaceuticals	614,367 Units	21,759	18,879
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend		Healthcare & Pharmaceuticals	2,727,273 Units	10,127	17,714
CHC Medical Partners, Inc., Additional Series C Preferred Stock, 8% Dividend		Healthcare & Pharmaceuticals	183,723 Units	356	965
CTS Ultimate Holdings LLC, Class A Preferred Units(a)		Construction & Building	3,578,701 Units	1,000	2,326
HDNet Holdco LLC, Preferred Unit Call Option(a)		Media: Diversified & Production	1 Unit	—	—
Language Education Holdings GP LLC, Common Units(a)		Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(a)		Services: Business	133,333 Units	300	—
Skillsoft Corp., Class A Common Stock(a)(b)		High Tech Industries	12,171 Units	2,000	70
Spinal USA, Inc. / Precision Medical Inc., Warrants(a)		Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity				51,799	49,511
Short Term Investments(c)
First American Treasury Obligations Fund, Class Z Shares	3.74%(d)			2,185	2,185
Total Short Term Investments				2,185	2,185
TOTAL INVESTMENTS				$53,984	$51,696
a.Non-income producing security.
b.Fair value determined using level 1 inputs.
c.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
d.7-day effective yield as of September 30, 2026.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of September 30, 2026 and December 31, 2025:

Selected Balance Sheet Information:	September 30, 2026	December 31, 2025
Investments, at fair value (amortized cost of $53,984 and $56,772, respectively)	$51,696	$54,956
Dividend receivable on investments	197	186
Interest receivable on investments	11	67
Total assets	$51,904	$55,209

Senior secured notes (net of unamortized debt issuance costs of $3 and $23, respectively)	$38,999	$38,979
Other liabilities	128	137
Total liabilities	39,127	39,116
Members' capital	12,777	16,093
Total liabilities and members' capital	$51,904	$55,209
The following table includes selected statement of operations information for CION/EagleTree for the three and nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Selected Statement of Operations Information:	2026	2025	2026	2025	2025
Total investment income	$367	$681	$1,332	$2,041	$2,329
Total expenses	1,552	1,568	4,660	4,717	6,332
Net realized gain (loss) on investments	3	(429)	483	(373)	(273)
Net change in unrealized appreciation (depreciation) on investments	2,781	(528)	(472)	3,050	(925)
Net increase (decrease) in net assets	$1,599	$(1,844)	$(3,317)	$1	$(5,201)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2026:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Secured
UBS Credit Facility	Secured Term Loan Credit Facility	SOFR+2.75%	$100,000	$25,000	February 13, 2028
Subtotal Secured			100,000	25,000
Unsecured
2022 Term Loan(1)	Unsecured Term Loan Facility	SOFR+3.50%	50,000	—	April 27, 2027
2024 Term Loan(1)	Unsecured Term Loan Facility	SOFR+3.80%	30,000	—	September 30, 2027
Tranche A Floating Rate 2027 Notes(1)	Unsecured Notes	SOFR+4.75%	100,000	—	November 8, 2027
Tranche B Floating Rate 2027 Notes(1)	Unsecured Notes	SOFR+3.90%	100,000	—	November 8, 2027
7.41% 2027 Notes(2)	Unsecured Notes	7.41%	47,500	—	December 15, 2027
7.50% 2029 Notes(3)(4)	Unsecured Notes	7.50%	2,000	—	September 30, 2029
7.70% 2029 Notes(5)	Unsecured Notes	7.70%	125,000	—	December 15, 2029
7.50% Public 2029 Notes(6)	U.S. Unsecured Public Bonds	7.50%	172,500	—	December 30, 2029
7.50% Public 2031 Notes(6)	U.S. Unsecured Public Bonds	7.50%	135,000	—	March 31, 2031
8.00% 2031 Notes(4)(7)	Unsecured Notes	8.00%	35,000	—	July 15, 2031
Subtotal Unsecured			797,000	—
Total			$897,000	$25,000
(1)As of September 30, 2026, the outstanding amount of these debt obligations approximates their fair value. The fair value was estimated based on discounted cash flows using current market interest rates for similar debt with comparable terms and remaining maturities. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026.
(2)As of September 30, 2026, the fair value of the 7.41% 2027 Notes was $47,500, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026.
(3)As of September 30, 2026, the fair value of the 7.50% 2029 Notes was $1,965, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026.
(4)The Company may issue up to an additional $8,000 of 7.50% 2029 Notes and $15,000 of 8.00% 2031 Notes at subsequent closings on or prior to July 15, 2027, subject to acceptance by the purchasers. Because the purchasers are not obligated to purchase such additional notes, these additional amounts are not included in "amount available" in the table.
(5)As of September 30, 2026, the fair value of the 7.70% 2029 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026.
(6)As of September 30, 2026, the fair value of the 7.50% Public 2029 Notes was $170,706 and the fair value of the 7.50% Public 2031 Notes was $131,112, which were based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of September 30, 2026.
(7)As of September 30, 2026, the fair value of the 8.00% 2031 Notes was $34,125, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
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
On July 15, 2024, 34th Street entered into a Fifth Amendment to the Third Amended JPM Credit Agreement with JPM, or the JPM Fifth Amendment. Under the JPM Fifth Amendment, advances to 34th Street remained unchanged of up to $675,000, but the credit spread on the floating interest rate payable by 34th Street on all such advances was reduced from the three-month SOFR plus a credit spread of 3.20% per year to SOFR plus a credit spread of 2.55% per year. Also under the JPM Fifth Amendment, the reinvestment period was extended from July 15, 2024 to June 15, 2026 and the maturity date was extended from May 15, 2025 to June 15, 2027. 34th Street paid an annual administrative fee of 0.20% on JPM's total financing commitment.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
Interest was payable quarterly in arrears. 34th Street could have prepaid advances pursuant to the terms and conditions of the Third Amended JPM Credit Facility, subject to a 1.0% premium in certain circumstances. In addition, 34th Street was subject to a non-usage fee of 0.8% per year on the amount, if any, of the aggregate principal amount available under the Third Amended JPM Credit Facility that was not borrowed through June 14, 2026. The non-usage fees, if any, were payable quarterly in arrears.
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
The reinvestment period under the Third Amended JPM Credit Facility ended on June 15, 2026, on which the aggregate unfunded principal amount available for borrowing was reduced to zero. On July 9, 2026, July 24, 2026, September 2, 2026 and September 21, 2026, 34th Street repaid $2,368, $123,000, $10,000 and $64,632 of outstanding borrowings under the Third Amended JPM Credit Facility, respectively. On September 21, 2026, 34th Street also paid all accrued and unpaid interest. As a result, as of September 21, 2026, the Company fully repaid all outstanding principal and interest on and otherwise satisfied all its obligations under the Third Amended JPM Credit Facility and the Third Amended JPM Credit Facility was terminated. As of September 30, 2026, no amounts were outstanding under the Third Amended JPM Credit Facility.
The Company contributed loans and other corporate debt securities to 34th Street in exchange for 100% of the membership interests of 34th Street. Prior to the repayment and termination of the Third Amended JPM Credit Facility, 34th Street’s obligations to JPM were secured by a first priority security interest in all of the assets of 34th Street. The obligations of 34th Street under the Third Amended JPM Credit Facility were non-recourse to the Company, and the Company’s exposure under the Third Amended JPM Credit Facility was limited to the value of the Company’s investment in 34th Street.
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and was required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and through the repayment and termination of the Third Amended JPM Credit Facility on September 21, 2026, 34th Street was in compliance with all covenants and reporting requirements.
Through September 30, 2026, the Company incurred debt issuance costs of $18,070 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility and amortized to interest expense over the term of the Third Amended JPM Credit Facility. Upon repayment and termination of the Third Amended JPM Credit Facility on September 21, 2026, the remaining unamortized debt issuance costs of $1,487 were expensed and are included in amortization of deferred financing costs for the three and nine months ended September 30, 2026.
For the three and nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$1,452	$5,863	$9,443	$17,810	$23,037
Amortization of deferred financing costs	1,950	512	2,959	1,521	2,034
Non-usage fee	—	207	377	575	767
Total interest expense	$3,402	$6,582	$12,779	$19,906	$25,838
Weighted average interest rate(1)	6.43%	7.28%	6.70%	7.33%	7.26%
Average borrowings	$94,708	$324,728	$196,751	$330,256	$322,630
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Third Amended JPM Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
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
September 30, 2026
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
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
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining and amending the Amended UBS Repurchase Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Repurchase Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Repurchase Facility. At September 30, 2026, all upfront fees and other expenses were fully amortized.
For the three and nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Repurchase Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$—	$—	$—	$919	$919
Non-usage fee	—	—	—	45	45
Total interest expense	$—	$—	$—	$964	$964
Weighted average interest rate(1)	—	—	—	8.07%	8.07%
Average borrowings	$—	$—	$—	$15,751	$11,781
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
September 30, 2026
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
Pursuant to the UBS Credit Facility, Murray Hill Funding II made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. As of and for the three months ended September 30, 2026, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
Murray Hill Funding II paid an upfront fee and incurred certain other customary costs and expenses totaling $1,210 in connection with obtaining the UBS Credit Facility, which were recorded as a direct reduction to the outstanding balance of the UBS Credit Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the UBS Credit Facility. At September 30, 2026, the unamortized portion of the debt issuance costs was $554.
For the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026, for the period from February 13, 2025 through September 30, 2025 and for the period from February 13, 2025 through December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the UBS Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2026	For the Period from February 13, 2025 Through September 30, 2025	For the Period from February 13, 2025 Through December 31, 2025
	2026	2025
Stated interest expense	$1,666	$1,790	$4,892	$4,495	$6,192
Non-usage fee	48	48	142	120	168
Amortization of deferred financing costs	102	102	302	253	355
Total interest expense	$1,816	$1,940	$5,336	$4,868	$6,715
Weighted average interest rate(1)	6.70%	7.19%	6.64%	7.22%	7.11%
Average borrowings	$100,000	$100,000	$100,000	$100,000	$100,000
(1)Includes the stated interest expense and non-usage fee on the unused portion of the UBS Credit Facility and is annualized for periods covering less than one year.
Participation Agreement

On August 25, 2026, the Company entered into a Master Participation Agreement and a related Purchase and Sale Agreement, or, together, the Participation Documents, with Opportunistic Credit Interval Fund, or the Participant. Under the Participation Documents, the Company sold to the Participant a 100% participation interest in a specified principal amount of certain senior secured first lien loans, representing a portion of the Company's position in each such loan, for a purchase price of $50,000. The purchase price was equal to the fair value of the loans as of June 30, 2026 and was funded to the Company on August 25, 2026. Under the Participation Documents, the Participant was entitled to receive all amounts paid to the Company by the borrowers under the participated loans, including payments of principal, interest and any other amounts. In addition, the Participant was entitled to receive a ticking fee from the Company, which consisted of an upfront component of $125 and a component accruing daily from August 25, 2026 through the termination of the participation.

The transfer did not qualify for sale accounting under ASC 860, Transfers and Servicing. The Participant held the unconditional right to require the Company to repurchase the participation at a cost-based price unrelated to borrower performance, and the Company paid the Participant a ticking fee calculated on the outstanding balance of the participated loans. The Company therefore accounted for the transaction as a secured borrowing. The participated loans remained on the Company's consolidated schedule of investments, the Company continued to recognize interest income on such loans, and the proceeds were recorded as a liability.

On September 23, 2026, the Company and the Participant entered into a Termination of Participation and Mutual Release pursuant to which the Company paid the Participant $50,483 to settle all obligations under the Participation Documents, which consisted of the $50,000 purchase price, the unpaid portion of the ticking fee of $111, and accrued interest on the participated loans from August 25, 2026 through the termination date. As a result, the Participation Documents were terminated, the Participant's interest in the loans was released and no amounts were outstanding under the Participation Documents as of September 30, 2026.

For the three and nine months ended September 30, 2026, the Company recognized $608 of interest expense related to this secured borrowing, which consisted of ticking fees of $236 and interest under the participated loans of $372 paid to the Participant. The Company incurred no termination fees or prepayment premiums, and each party bore its own costs and expenses.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
For the period from August 25, 2026 through September 30, 2026, the components of interest expense, average borrowings, and weighted average interest rate for the Participation Agreement were as follows:

For the Period from August 25, 2026 Through September 30, 2026

Stated interest expense	$372
Ticking fees	236
Total interest expense	$608
Weighted average interest rate(1)	16.21%
Average borrowings	$36,486
(1)Includes the stated interest expense and ticking fees on the Participation Agreement and is annualized for periods covering less than one year.
Series A Notes
On February 28, 2023, the Company entered into a Deed of Trust, or the Deed of Trust, with Mishmeret Trust Company Ltd., as trustee, under which the Company issued $80,712 in aggregate principal amount of its Series A Unsecured Notes due 2026, or the Series A Notes. The Series A Notes offering in Israel closed on February 28, 2023 and the Series A Notes listed and commenced trading on the TASE on February 28, 2023. The Series A Notes were denominated in New Israeli Shekels, or NIS, but payment was linked to the US dollar based on an NIS conversion rate from February 20, 2023. As a result, the Series A Notes generally did not result in any foreign currency translation. However, the Company did realize a foreign currency loss of $580 on the final payment made under the Series A Notes on August 31, 2026 (as described below) due to a difference in the exchange rate used in the payment calculation and the rate at which the Company was actually able to purchase NIS on such date. After the deduction of fees and other offering expenses, the Company received net proceeds of approximately $77,900, which it used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Series A Notes were rated investment grade.

The Series A Notes matured on August 31, 2026. Prior to maturity, the Series A Notes could have been redeemed in whole or in part at the Company's option at par plus a “make-whole” premium, if applicable, as set forth in the Deed of Trust. The Series A Notes bore interest at a rate equal to SOFR plus a credit spread of 3.82% per year, which was paid quarterly on February 28, May 31, August 31, and November 30 of each year, which commenced on May 31, 2023. The Series A Notes were general unsecured obligations of the Company that ranked senior in right of payment to all of the Company’s existing and future indebtedness that was expressly subordinated in right of payment to the Series A Notes, ranked pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, ranked effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and ranked structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

The Deed of Trust contained other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525,000, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and through the repayment of the Series A Notes and the Additional Series A Notes on August 31, 2026, the Company was in compliance with all covenants and reporting requirements.

On October 10, 2023, the Company issued $34,132 in aggregate principal amount of its additional Series A Unsecured Notes due 2026, or the Additional Series A Notes, to institutional investors in Israel. The Additional Series A Notes were issued pursuant to the Deed of Trust and were issued by way of expanding, and had the same terms and conditions as, the existing Series A Notes that were issued by the Company on February 28, 2023. After the deduction of fees and other offering expenses, the Company received net proceeds of $32,317, which the Company used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Additional Series A Notes were rated investment grade, and commenced trading on the TASE on October 10, 2023 under the ticker symbol “CION B1”.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
On August 31, 2026, the Company fully repaid all outstanding principal and interest on and otherwise satisfied all its obligations under the Series A Notes and the Additional Series A Notes.

Through August 31, 2026, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes and amortized to interest expense over the term of the Series A Notes and the Additional Series A Notes. As of August 31, 2026, all upfront fees and other expenses were fully amortized.

For the three and nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$1,454	$2,277	$5,873	$7,030	$9,277
Amortization of deferred financing costs	271	402	1,061	1,192	1,594
Total interest expense	$1,725	$2,679	$6,934	$8,222	$10,871
Weighted average interest rate(1)	7.47%	8.11%	7.61%	8.07%	7.97%
Average borrowings	$76,146	$114,844	$101,803	$114,844	$114,844
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

The 2022 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2022 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2026, the Company was in compliance with all covenants and reporting requirements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
Through September 30, 2026, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2026 and will amortize to interest expense over the term of the 2022 Term Loan. At September 30, 2026, the unamortized portion of the debt issuance costs was $117.

For the three and nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 Term Loan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$924	$996	$2,731	$2,960	$3,918
Amortization of deferred financing costs	51	51	153	153	205
Total interest expense	$975	$1,047	$2,884	$3,113	$4,123
Weighted average interest rate(1)	7.23%	7.80%	7.20%	7.81%	7.73%
Average borrowings	$50,000	$50,000	$50,000	$50,000	$50,000
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

The 2024 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543,600, (iv) a minimum asset coverage ratio of not less than 150%, (v) an interest coverage ratio of not less than 1.25 to 1.00, and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2024 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2026, the Company was in compliance with all covenants and reporting requirements.

Through September 30, 2026, the Company incurred debt issuance costs of $767 in connection with obtaining the 2024 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2024 Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2026 and will amortize to interest expense over the term of the 2024 Term Loan. At September 30, 2026, the unamortized portion of the debt issuance costs was $255.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2024 Term Loan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2025
	2026	2025	2026	2025
Stated interest expense	$598	$620	$1,774	$1,844	$2,442
Amortization of deferred financing costs	64	65	191	207	271
Total interest expense	$662	$685	$1,965	$2,051	$2,713
Weighted average interest rate(1)	7.80%	8.10%	7.80%	8.11%	8.03%
Average borrowings	$30,000	$30,000	$30,000	$30,000	$30,000
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

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543,600, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new unsecured credit facilities, loans, notes or indebtedness in excess of $25,000 incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained in, the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2026, the Company was in compliance with all covenants and reporting requirements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
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
Through September 30, 2026, the Company incurred debt issuance costs of $5,462 in connection with issuing the Floating Rate 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the Floating Rate 2027 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2026 and will amortize to interest expense over the term of the Floating Rate 2027 Notes. At September 30, 2026, the unamortized portion of the debt issuance costs was $1,788.

For the three and nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the Floating Rate 2027 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$4,003	$4,327	$12,034	$13,024	$17,173
Amortization of deferred financing costs	409	409	1,214	1,214	1,623
Total interest expense	$4,412	$4,736	$13,248	$14,238	$18,796
Weighted average interest rate(1)	8.01%	8.65%	8.02%	8.68%	8.59%
Average borrowings	$200,000	$200,000	$200,000	$200,000	$200,000
(1) Includes the stated interest expense on the Floating Rate 2027 Notes and is annualized for periods covering less than one year.

7.41% 2027 Notes and 7.70% 2029 Notes
On December 16, 2025, the Company entered into a Note Purchase Agreement with certain institutional investors, or the December 2025 Note Purchase Agreement, in connection with the Company's issuance of $172,500 aggregate principal amount of its senior unsecured notes, consisting of (i) $125,000 in aggregate principal amount of its senior unsecured notes due 2029, or the 7.70% 2029 Notes, and (ii) $47,500 in aggregate principal amount of its senior unsecured notes due 2027, or the 7.41% 2027 Notes. The 7.70% 2029 Notes were issued at a purchase price equal to 99.75% of the principal amount of the 7.70% 2029 Notes and the 7.41% 2027 Notes were issued at par. The Company used a portion of the net proceeds to repay debt under its $125,000 senior unsecured notes due February 2026 (see 2026 Notes below) and used the remaining net proceeds to make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The 7.41% 2027 Notes and the 7.70% 2029 Notes are rated investment grade.
The 7.70% 2029 Notes and the 7.41% 2027 Notes bear interest at a fixed rate equal to 7.70% and 7.41% per year, respectively, which will be paid semiannually and which commenced on June 15, 2026. The 7.70% 2029 Notes and the 7.41% 2027 Notes will mature on December 15, 2029 and December 15, 2027, respectively. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 7.70% 2029 Notes and the 7.41% 2027 Notes (i) on or before September 14, 2029 and September 14, 2027, respectively, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed plus an applicable “make whole” amount equal to (x) the discounted value of the remaining scheduled payments with respect to the principal of such Note that is to be prepaid or becomes due and payable pursuant to the December 2025 Note Purchase Agreement over (y) the amount of such called principal, plus accrued and unpaid interest, if any, and (ii) after September 14, 2029 and September 14, 2027, respectively, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest, if any. For any redemptions of the 7.70% 2029 Notes and the 7.41% 2027 Notes occurring on or before September 14, 2029 and September 14, 2027, respectively, the discounted value portion of the “make whole amount” is calculated by applying a discount rate on the same periodic basis as that on which interest on such Notes is payable equal to the sum of 0.50% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of such Notes, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the December 2025 Note Purchase Agreement.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
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
The December 2025 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $493,100, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended September 30, 2026, the Company was in compliance with all covenants and reporting requirements.
The December 2025 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new unsecured indebtedness in excess of $25,000 incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained in, the December 2025 Note Purchase Agreement. In addition, the December 2025 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy.
Through September 30, 2026, the Company incurred debt issuance costs of $3,360 in connection with issuing the 7.70% 2029 Notes and the 7.41% 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.70% 2029 Notes and the 7.41% 2027 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2026 and will amortize to interest expense over the term of the 7.70% 2029 Notes and the 7.41% 2027 Notes. At September 30, 2026, the unamortized portion of the debt issuance costs was $2,702.
For the three and nine months ended September 30, 2026 and for the period from December 16, 2025 through December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 7.41% 2027 Notes and the 7.70% 2029 Notes were as follows:

	Three Months Ended	Nine Months Ended	For the Period From December 16, 2025 Through December 31, 2025
	September 30, 2026	September 30, 2026
Stated interest expense	$3,287	$9,859	$548
Amortization of deferred financing costs	210	622	36
Total interest expense	$3,497	$10,481	$584
Weighted average interest rate(1)	7.62%	7.62%	7.14%
Average borrowings	$172,500	$172,500	$172,500
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
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

The 7.50% Public 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 30, 2026, upon not less than 30 days nor more than 60 days' written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 7.50% Public 2029 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC, and certain other exceptions, and to provide financial information to the holders of the 7.50% Public 2029 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of and for the three months ended September 30, 2026, the Company was in compliance with all covenants and reporting requirements.
Through September 30, 2026, the Company incurred debt issuance costs of $4,305 in connection with issuing the 7.50% Public 2029 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.50% Public 2029 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2026 and will amortize to interest expense over the term of the 7.50% Public 2029 Notes. At September 30, 2026, the unamortized portion of the debt issuance costs was $2,670.
For the three and nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 7.50% Public 2029 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Stated interest expense	$3,234	$3,234	$9,703	$9,703	$12,937
Amortization of deferred financing costs	207	207	614	604	811
Total interest expense	$3,441	$3,441	$10,317	$10,307	$13,748
Weighted average interest rate(1)	7.50%	7.50%	7.50%	7.50%	7.50%
Average borrowings	$172,500	$172,500	$172,500	$172,500	$172,500
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
The 7.50% Public 2031 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 31, 2028, upon not less than 30 days nor more than 60 days' written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 7.50% Public 2031 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirement set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC and certain other exceptions, and to provide financial information to the holders of the 7.50% Public 2031 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of and for the three months ended September 30, 2026, the Company was in compliance with all covenants and reporting requirements.
Through September 30, 2026, the Company incurred debt issuance costs of $3,795 in connection with issuing the 7.50% Public 2031 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.50% Public 2031 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2026 and will amortize to interest expense over the term of the 7.50% Public 2031 Notes. At September 30, 2026, the unamortized portion of the debt issuance costs was $3,393.
For the three months ended September 30, 2026 and for the period from February 9, 2026 through September 30, 2026, the components of interest expense, average borrowings, and weighted average interest rate for the 7.50% Public 2031 Notes were as follows:

	Three Months Ended September 30, 2026	For the Period from February 9, 2026 through September 30, 2026

Stated interest expense	$2,531	$6,525
Amortization of deferred financing costs	161	402
Total interest expense	$2,692	$6,927
Weighted average interest rate(1)	7.50%	7.50%
Average borrowings	$135,000	$135,000
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
September 30, 2026
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
The February 2021 Note Purchase Agreement also contained a “most favored lender” provision in favor of the purchasers in respect of any new unsecured credit facilities, loans or indebtedness in excess of $25,000 incurred by the Company, which indebtedness contained a financial covenant not contained in, or more restrictive against the Company than those contained in, the February 2021 Note Purchase Agreement. In addition, the February 2021 Note Purchase Agreement contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy.

On December 29, 2025, the Company fully repaid all outstanding principal and interest on and otherwise satisfied all its obligations under the 2026 Notes.
The Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the 2026 Notes. At September 30, 2026, all upfront fees and other expenses were fully amortized.
For the three and nine months ended September 30, 2026 and 2025 and for the year ended December 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2025
	2026	2025	2026	2025
Stated interest expense	$—	$1,407	$—	$4,219	$5,594
Amortization of deferred financing costs	—	135	—	399	594
Total interest expense	$—	$1,542	$—	$4,618	$6,188
Weighted average interest rate(1)	—	4.50%	—	4.50%	4.50%
Average borrowings	$—	$125,000	$—	$125,000	$123,973
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

7.50% 2029 Notes and 8.00% 2031 Notes
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

The 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement provide for the issuance of such notes at (a) an initial closing on July 15, 2026 totaling $30,000, consisting of an aggregate principal amount of $2,000 in 7.50% 2029 Notes and an aggregate principal amount of $28,000 in 8.00% 2031 Notes and (b) subject to acceptance by the purchasers, subsequent closings of up to $30,000, consisting of up to an aggregate principal amount of $8,000 in 7.50% 2029 Notes and up to an aggregate principal amount of $22,000 in 8.00% 2031 Notes, upon notice from the Company to the purchasers within one year following the initial closing date, subject to the conditions set forth in the applicable Note Purchase Agreement. The 7.50% 2029 Notes were issued at a purchase price equal to 98.00% of the principal amount of the 7.50% 2029 Notes and the 8.00% 2031 Notes were issued at a purchase price equal to 97.00% of the principal amount of the 8.00% 2031 Notes. The Company has used and intends to use from subsequent closings, the net proceeds to repay a portion of its outstanding debt and the remainder, if any, for working capital and general corporate purposes.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
On August 14, 2026, the Company entered into an amendment to the 8.00% 2031 Notes Note Purchase Agreement to permit the remaining 8.00% 2031 Notes to be issued at more than one subsequent closing. Also, on August 14, 2026, the Company issued an additional aggregate principal amount of $7,000 in 8.00% 2031 Notes at a purchase price equal to 97.00% of the principal amount of such 8.00% 2031 Notes. As of September 30, 2026, the aggregate principal amount of (i) 8.00% 2031 Notes outstanding was $35,000, with up to an aggregate principal amount of $15,000 in 8.00% 2031 Notes remaining available for issuance, and (ii) 7.50% 2029 Notes outstanding was $2,000, with up to an aggregate principal amount of $8,000 in 7.50% 2029 Notes remaining available for issuance, each subject to acceptance by the purchaser.

The 7.50% 2029 Notes and the 8.00% 2031 Notes bear interest at a fixed rate equal to 7.50% and 8.00% per year, respectively, payable quarterly, which commenced on October 15, 2026. The 7.50% 2029 Notes and the 8.00% 2031 Notes mature on September 30, 2029 and July 15, 2031, respectively. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 7.50% 2029 Notes and the 8.00% 2031 Notes on or after June 30, 2029 and July 15, 2027, respectively, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest, if any, and without any premium or penalty.

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

The 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement contain other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $493,100, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00. The 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement also contain a “most favored lender” provision in favor of the purchasers in respect of any new unsecured indebtedness in excess of $25,000 incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained in, the 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement. In addition, the 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement contain customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the period from July 15, 2026 through September 30, 2026, the Company was in compliance with all covenants and reporting requirements.
From July 15, 2026 through September 30, 2026, the Company incurred debt issuance costs of $1,283 in connection with issuing the 7.50% 2029 Notes and 8.00% 2031 Notes, which were recorded as a direct reduction to the outstanding balance of the 7.50% 2029 Notes and 8.00% 2031 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2026 and will amortize to interest expense over the term of the 7.50% 2029 Notes and 8.00% 2031 Notes. At September 30, 2026, the unamortized portion of the debt issuance costs was $1,240.
For the period from July 15, 2026 through September 30, 2026, the components of interest expense, average borrowings, and weighted average interest rate for the 7.50% 2029 Notes and 8.00% 2031 Notes were as follows:

For the Period from July 15, 2026 through September 30, 2026

Stated interest expense	$579
Amortization of deferred financing costs	43
Total interest expense	$622
Weighted average interest rate(1)	7.78%
Average borrowings	$34,308
(1) Includes the stated interest expense on the 7.50% 2029 Notes and 8.00% 2031 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of September 30, 2026 and December 31, 2025, according to the fair value hierarchy:

	September 30, 2026(1)(2)				December 31, 2025(3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,053,970	$1,053,970	$—	$—	$1,370,525	$1,370,525
Senior secured second lien debt	—	—	—	—	—	—	—	—
Collateralized securities and structured products - equity	—	—	—	—	—	—	5,028	5,028
Unsecured debt	—	—	7,668	7,668	—	—	6,639	6,639
Equity	3,140	—	348,094	351,234	6,268	—	294,841	301,109
Short term investments	30,397	—	—	30,397	116,010	—	—	116,010
Total Investments	$33,537	$—	$1,409,732	$1,443,269	$122,278	$—	$1,677,033	$1,799,311
(1)Excludes the Company's $10,860 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $47,523 investment in SLFP, which is measured at NAV.
(3)Excludes the Company's $13,679 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, June 30, 2026	$1,303,616	$—	$—	$7,359	$321,520	$1,632,495
Investments purchased(2)(3)	62,131	—	—	51	27,338	89,520
Net realized (loss) gain	(8,632)	—	—	—	1	(8,631)
Net change in unrealized (depreciation) appreciation	(9,200)	—	—	258	2,595	(6,347)
Accretion of discount	1,907	—	—	—	—	1,907
Sales and principal repayments(3)	(295,852)	—	—	—	(3,360)	(299,212)
Ending balance, September 30, 2026	$1,053,970	$—	$—	$7,668	$348,094	$1,409,732
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2026(1)	$(11,769)	$—	$—	$258	$2,595	$(8,916)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased include PIK interest.
(3)Includes non-cash restructured securities and equity investments received in settlement of fee income.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2026
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2025	$1,370,525	$—	$5,028	$6,639	$294,841	$1,677,033
Investments purchased(2)(3)	256,610	—	—	147	38,067	294,824
Net realized (loss) gain	(27,651)	—	(69)	—	1,360	(26,360)
Net change in unrealized (depreciation) appreciation	(21,433)	—	(59)	882	20,188	(422)
Accretion of discount	6,441	—	—	—	—	6,441
Sales and principal repayments(3)	(530,522)	—	(4,900)	—	(6,362)	(541,784)
Ending balance, September 30, 2026	$1,053,970	$—	$—	$7,668	$348,094	$1,409,732
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2026(1)	$(29,739)	$—	$—	$882	$20,188	$(8,669)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased include PIK interest.
(3)Includes non-cash restructured securities and equity investments received in settlement of fee income.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
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
(2)Investments purchased include PIK interest.
(3)Includes non-cash restructured securities.

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
(2)Investments purchased include PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$829,167	Discounted Cash Flow	Discount Rates	9.6%	—	71.1%	16.3%
	99,614	Market Comparable Approach	Revenue Multiple	0.75x	—	5.00x	1.84x
	72,909		EBITDA Multiple	2.75x	—	12.50x	8.40x
	24,699	Other(2)	Insurance Claim Recovery Rate	46%			N/A
	24,104		Probability Weighted Recovery Rate	14%	—	100%	99%
	3,477	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	—	Market Comparable Approach	Revenue Multiple	1.33x			N/A
Unsecured debt	4,809	Other(2)	Probability Weighted Recovery Rate	25%			N/A
	1,620	Discounted Cash Flow	Discount Rates	14.5%			N/A
	1,239	Options Pricing Model	Expected Volatility	21%			N/A
Equity	146,174	Market Comparable Approach	EBITDA Multiple	2.75x	—	22.75x	11.68x
	99,241		$ per kW	$938			N/A
	74,352		Revenue Multiple	0.43x	—	5.00x	0.72x
	19,279	Options Pricing Model	Expected Volatility	40%	—	80%	57%
	6,774	Discounted Cash Flow	Discount Rates	8.5%			N/A
	2,019	Other(2)	Other(2)	N/A			N/A
	255	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,409,732
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions, recovery of insurance claims and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Professional fees	$1,555	$557	$2,737	$1,412	$1,759
Dues and subscriptions	298	177	795	709	1,021
Insurance expense	215	180	611	551	740
Valuation expense	142	204	546	643	792
Director fees and expenses	185	175	540	528	705
Accounting and administrative costs	129	132	398	413	555
Transfer agent expense	126	116	380	360	501
Printing and marketing expense	108	83	166	182	151
Other expenses	63	25	153	80	110
Total general and administrative expense	$2,821	$1,649	$6,326	$4,878	$6,334

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
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
As of September 30, 2026 and December 31, 2025, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2026(1)	December 31, 2025(1)
Anchor QEA, Inc.	$7,284	$—
Dependable Acquisition Inc.	5,000	—
Metrc Inc.	4,500	4,500
Straine Dental Management, LLC	3,279	3,741
Instant Web, LLC	2,704	2,704
American Health Staffing Group, Inc.	2,500	2,500
CrossLink Professional Tax Solutions, LLC	2,086	982
Tactical Air Support, Inc.	2,000	2,000
Adapt Laser Acquisition, Inc.	2,000	560
Inotiv Holdings I, LLC	1,850	—
Bradshaw International Parent Corp.	1,844	1,844
APS Acquisition Holdings, LLC	1,820	5,979
Cennox, Inc.	1,530	30
SHF Holdings, Inc.	1,522	1,739
Newbury Franklin Industrials, LLC	1,066	1,066
Berlitz Holdings, Inc.	1,038	2,977
TMK Hawk Parent, Corp.	779	779
Optio Rx, LLC	658	658
Stengel Hill Architecture, LLC	600	1,425
Anthem Sports & Entertainment Inc.	500	—
Invincible Boat Company LLC	479	80
LAV Gear Holdings, Inc.	435	726
American Clinical Solutions LLC	400	—
RA Outdoors, LLC	330	1,083
FuseFX, LLC	237	—
HW Acquisition, LLC	220	—
Spinal USA, Inc. / Precision Medical Inc.	125	125
David's Bridal, LLC(2)	—	4,000
Sleep Opco, LLC	—	2,060
Thrill Holdings LLC	—	1,739
Gold Medal Holdings, Inc.	—	1,632
ESP Associates, Inc.	—	1,118
Ironhorse Purchaser, LLC	—	816
BDS Solutions Intermediateco, LLC	—	476
Avison Young (USA) Inc.	—	440
Total	$46,786	$47,779
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)The Company may be required to fund an additional $20,000 if certain conditions are satisfied. See footnote g. to the consolidated schedule of investments as of September 30, 2026.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)

Unfunded commitments to provide funds to companies are not recorded as liabilities on the Company’s consolidated balance sheets. To the extent that interest rates on unfunded commitments are below market, a liability is recorded in the consolidated schedule of investments. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2026 and December 31, 2025, refer to the table above and the consolidated schedules of investments. As of October 28, 2026, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $42,235.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Amendment fees	$71	$765	$5,094	$5,177	$9,606
Capital structuring and other fees	(3,206)	3,731	(2,445)	5,014	5,283
Commitment fees	—	5,083	—	5,083	5,083
Administrative agent fees	—	50	—	50	100
Total(1)	$(3,135)	$9,629	$2,649	$15,324	$20,072
(1)A portion of our fee income is derived from non-controlled, affiliated investments and controlled investments. Refer to notes r. and s. to the consolidated schedules of investments as of September 30, 2026 and December 31, 2025 for further details on the sources of our fee income.
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2026
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025:

	Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2025
Per share data:(1)
Net asset value at beginning of period	$13.76	$15.43	$15.43
Results of operations:
Net investment income	0.79	1.42	1.78
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(0.69)	(1.02)	(2.18)
Net increase (decrease) in net assets resulting from operations(2)	0.10	0.40	(0.40)
Shareholder distributions:
Distributions from net investment income	(0.90)	(1.08)	(1.44)
Net decrease in net assets resulting from shareholders' distributions	(0.90)	(1.08)	(1.44)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.24	0.11	0.17
Net increase in net assets resulting from capital share transactions	0.24	0.11	0.17
Net asset value at end of period	$13.20	$14.86	$13.76
Shares of common stock outstanding at end of period	49,202,704	51,973,518	51,417,866
Total investment return-net asset value(4)	8.55%	7.72%	3.29%
Total investment return-market value(5)	(17.85)%	(7.01)%	(1.75)%
Net assets at beginning of period	$707,628	$820,810	$820,810
Net assets at end of period	$649,465	$772,506	$707,628
Average net assets	$669,686	$781,756	$775,218
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	7.86%	12.78%	12.00%
Ratio of net operating expenses to average net assets(6)	21.62%	19.20%	19.06%
Portfolio turnover rate(7)	13.08%	10.43%	14.92%
Total amount of senior securities outstanding	$897,000	$1,092,344	$1,139,844
Asset coverage ratio(8)	1.72	1.71	1.62

(1)The per share data for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025 was derived by using the weighted average shares of common stock outstanding during each period.
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
September 30, 2026
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
(5)Total investment return-market value for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
•“JPM Credit Facility” refers to our senior secured credit facility with JPM, which was repaid in full and terminated on September 21, 2026;
•“Series A Notes” refers to our series A unsecured notes due in 2026, which were repaid in full on their maturity on August 31, 2026;
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

On October 5, 2021, our shares of common stock began trading on the NYSE under the ticker symbol “CION”. The Listing accomplished our goal of providing our shareholders with greatly enhanced liquidity. On February 26, 2023, our shares of common stock and our Series A Notes listed and commenced trading in Israel on the TASE under the ticker symbol “CION” and "CION B1", respectively. On August 31, 2026, our Series A Notes were delisted from trading on the TASE because of our repayment in full of such Series A Notes (see below and Note 8 to our consolidated financial statements included in this report). On October 9, 2024, our 7.50% Public 2029 Notes listed and commenced trading on the NYSE under the ticker symbol "CICB" and on February 12, 2026, our 7.50% Public 2031 Notes listed and commenced trading on the NYSE under the ticker symbol “CICC”.
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

Recent Developments
Senior Loan Fund Partners, LLC

On September 17, 2026, we formed SLFP, a joint venture with the SLFP Investors that invests primarily in senior secured first lien loans to U.S. middle-market companies. SLFP issued $125,000 of SLFP Notes to certain of the SLFP Investors and $59,688 of SLFP LLC Interests, of which we hold 80.0% as common interests and certain of the SLFP Investors hold 20.0% as preferred interests. SLFP used the proceeds to buy 20 first lien loans from us with an aggregate fair value of $180,000 as of September 17, 2026 ($179,754 as of the September 30, 2026 true-up). The net proceeds to us were used to repay a portion of our outstanding debt and the remainder was used for general corporate purposes. We and the SLFP Investors each appointed two members to the SLFP Board. All SLFP Board actions require the unanimous approval of all SLFP Board members present, which must consist of at least one board member appointed by each of us and the SLFP Investors. See Note 7 to our consolidated financial statements included in this report for more information.

JPM Credit Facility

During the third quarter, 34th Street repaid the remaining $200,000 outstanding under the JPM Credit Facility, which was terminated on September 21, 2026. We expensed the remaining $1,487 of unamortized debt issuance costs, which is included in interest expense in our consolidated statements of operations. See Note 8 to our consolidated financial statements included in this report for more information.

Participation Agreement

On August 25, 2026, we entered into the Participation Documents with the Participant, under which we sold to the Participant a 100% participation interest in a specified principal amount of certain senior secured first lien loans, representing a portion of our position in each such loan, for a purchase price of $50,000. The purchase price was equal to the fair value of the loans as of June 30, 2026 and was funded to us on August 25, 2026. Under the Participation Documents, the Participant was entitled to receive all amounts paid to us by the borrowers under the participated loans, including payments of principal, interest and any other amounts. In addition, the Participant was entitled to receive a ticking fee from us, which consisted of an upfront component of $125 and a component accruing daily from August 25, 2026 through the termination of the participation.

On September 23, 2026, we and the Participant entered into a Termination of Participation and Mutual Release pursuant to which we paid the Participant $50,483 to settle all obligations under the Participation Documents, which consisted of the $50,000 purchase price, the unpaid portion of the ticking fee of $111, and accrued interest on the participated loans from August 25, 2026 through the termination date. We recognized $608 of interest expense related to this secured borrowing, which consisted of ticking fees of $236 and interest under the participated loans of $372 paid to the Participant. See Note 8 to our consolidated financial statements included in this report for more information.

Series A Notes

On August 31, 2026, we repaid the outstanding $114,844 of Series A Notes and Additional Series A Notes at maturity and such notes were delisted from trading on the TASE. We recognized a foreign currency loss of $580 on the final payment due to a difference in the exchange rate used in the payment calculation and the rate at which we were actually able to purchase NIS on August 31, 2026. See Note 8 to our consolidated financial statements included in this report for more information.

7.50% 2029 Notes and 8.00% 2031 Notes

On July 15, 2026, we issued $2,000 of 7.50% 2029 Notes and $28,000 of 8.00% 2031 Notes, and on August 14, 2026, we issued an additional $7,000 of 8.00% 2031 Notes. We used the proceeds to repay a portion of our outstanding debt. We may issue up to an additional $8,000 of 7.50% 2029 Notes and $15,000 of 8.00% 2031 Notes through July 15, 2027, subject to acceptance by the purchasers. See Note 8 to our consolidated financial statements included in this report for more information.
Q1 2027 Monthly Base Distributions

On November 3, 2026, our co-chief executive officers declared base distributions totaling $0.25 per share for the first quarter of 2027, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
November 3, 2026	January 15, 2027	January 29, 2027	$0.08
November 3, 2026	February 12, 2027	February 26, 2027	0.08
November 3, 2026	March 12, 2027	March 26, 2027	0.09
			$0.25

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2026 and 2025 and the Year Ended December 31, 2025
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three and nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Net Investment Activity	2026	2025	2026	2025	2025
Purchases and drawdowns
Senior secured first lien debt	$33,294	$66,388	$159,384	$166,127	$239,164
Collateralized securities and structured products - equity	—	986	—	1,965	2,967
Equity	49,179	14,458	55,476	17,659	21,866
Sales and principal repayments	(256,011)	(151,168)	(450,312)	(288,598)	(367,726)
Net portfolio activity	$(173,538)	$(69,336)	$(235,452)	$(102,847)	$(103,729)
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,199,073	$1,053,970	71.6%
Senior secured second lien debt	2,218	—	—
Unsecured debt	25,710	7,668	0.5%
Equity	381,426	409,617	27.9%
Subtotal/total percentage	1,608,427	1,471,255	100.0%
Short term investments(2)	30,397	30,397
Total investments	$1,638,824	$1,501,652
Number of portfolio companies			79
Average annual EBITDA of portfolio companies		$62.0 million
Median annual EBITDA of portfolio companies			$39.5 million
Purchased at a weighted average price of par			94.09%
Gross annual portfolio yield based upon the purchase price(3)			8.27%
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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2026 and December 31, 2025, excluding short term investments of $30,397 and $116,010, respectively:

	September 30, 2026			December 31, 2025
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$996,871	$883,326	60.1%	$1,346,938	$1,246,818	73.5%
Non-income producing investments	285,913	244,488	16.6%	252,869	175,561	10.4%
Other income producing investments(1)	133,977	196,130	13.3%	54,140	134,751	7.9%
Fixed interest rate investments	191,666	147,311	10.0%	172,139	139,850	8.2%
Total investments	$1,608,427	$1,471,255	100.0%	$1,826,086	$1,696,980	100.0%
(1) Other income producing investments include equity securities that have paid dividends within the trailing twelve months, securities with returns based on contractual waterfall structures, and investments structured to generate returns primarily through exit-based multiples of invested capital, or MOICs.
The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Retail	$214,167	14.6%	$187,490	11.0%
Services: Business	202,103	13.7%	250,178	14.7%
Healthcare & Pharmaceuticals	147,334	10.0%	191,483	11.3%
Energy: Electricity	138,735	9.4%	140,223	8.2%
Media: Diversified & Production	119,537	8.1%	122,806	7.2%
Diversified Financials	94,420	6.4%	54,744	3.2%
Beverage, Food & Tobacco	92,543	6.3%	101,153	6.0%
Services: Consumer	88,949	6.1%	113,150	6.8%
Consumer Goods: Durable	81,939	5.6%	90,696	5.3%
Banking, Finance, Insurance & Real Estate	63,849	4.4%	69,066	4.1%
Media: Advertising, Printing & Publishing	46,641	3.2%	47,644	2.8%
Construction & Building	44,393	3.0%	65,493	3.9%
High Tech Industries	30,961	2.1%	55,956	3.3%
Metals & Mining	25,048	1.7%	16,637	1.0%
Capital Equipment	23,279	1.6%	31,599	1.9%
Consumer Goods: Non-Durable	16,716	1.1%	28,876	1.7%
Transportation: Cargo	10,591	0.7%	11,986	0.7%
Environmental Industries	9,769	0.7%	27,928	1.6%
Containers, Packaging & Glass	7,902	0.5%	18,652	1.1%
Energy: Oil & Gas	5,551	0.4%	6,267	0.4%
Hotel, Gaming & Leisure	4,809	0.3%	22,733	1.3%
Aerospace & Defense	1,795	0.1%	15,075	0.9%
Automotive	224	—	27,145	1.6%
Subtotal/total percentage	1,471,255	100.0%	1,696,980	100.0%
Short term investments	30,397		116,010
Total investments	$1,501,652		$1,812,990

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2026 and December 31, 2025, our unfunded commitments amounted to $46,786 and $47,779, respectively. As of October 28, 2026, our unfunded commitments amounted to $42,235. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2026 and December 31, 2025, excluding short term investments of $30,397 and $116,010, respectively:

	September 30, 2026		December 31, 2025
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$113,944	7.7%	$139,062	8.2%
2	1,066,445	72.6%	1,321,197	77.9%
3	257,396	17.5%	196,003	11.5%
4	28,661	1.9%	32,413	1.9%
5	4,809	0.3%	8,305	0.5%
	$1,471,255	100.0%	$1,696,980	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of October 28, 2026:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,067,625	72.1%
Senior secured second lien debt	—	—
Unsecured debt	7,668	0.5%
Equity	406,651	27.4%
Subtotal/total percentage	1,481,944	100.0%
Short term investments(1)	35,834
Total investments	$1,517,778
Number of portfolio companies		78
Average annual EBITDA of portfolio companies	$62.4 million
Median annual EBITDA of portfolio companies	$39.5 million
Purchased at a weighted average price of par		94.40%
Gross annual portfolio yield based upon the purchase price(2)		8.32%
(1)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(2)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and does not consider the cost of leverage.
Results of Operations for the Three Months Ended September 30, 2026 and 2025
Our results of operations for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	2026	2025
Investment income	$48,305	$78,711
Operating expenses and income taxes	35,978	40,144
Net investment income after taxes	12,327	38,567
Net realized losses	(9,168)	(9,605)
Net change in unrealized (depreciation) appreciation on investments	(6,709)	6,916
Net (decrease) increase in net assets resulting from operations	$(3,550)	$35,878
Investment Income

For the three months ended September 30, 2026 and 2025, we generated investment income of $48,305 and $78,711, respectively. Interest income, including PIK interest, decreased to $36,809 for the three months ended September 30, 2026 from $68,177 for the three months ended September 30, 2025, primarily as a result of a decrease in the size of our investment portfolio due to our deleveraging activities and lower SOFR rates earned on our investments. Fee income was $(3,135) for the three months ended September 30, 2026, compared to $9,629 for the three months ended September 30, 2025. The current period fee income reflects lower transaction fees earned on lower quarterly investment activity and a reduction of a legacy transaction fee, the collectability of which is not currently reasonably assured. The prior period included $5,083 of commitment fees and $3,731 of capital structuring and other fees. These decreases in investment income were partially offset by an increase in dividend income to $14,631 for the three months ended September 30, 2026 from $905 for the three months ended September 30, 2025, primarily driven by $14,209 of dividends received from one of our equity investments.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,
	2026	2025
Management fees	$5,737	$6,532
Administrative services expense	1,043	1,225
Subordinated incentive fee on income	2,615	8,181
General and administrative	2,821	1,649
Interest expense	23,852	22,652
Income tax benefit, including excise tax	(90)	(95)
Total operating expenses and income taxes	$35,978	$40,144

The decrease in subordinated incentive fee on income was primarily the result of a decrease in investment income during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in interest expense was primarily due to the write-off of unamortized debt issuance costs related to the repayment of our JPM Credit Facility during the three months ended September 30, 2026.
The composition of our general and administrative expenses for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,
	2026	2025
Professional fees	$1,555	$557
Dues and subscriptions	298	177
Insurance expense	215	180
Director fees and expenses	185	175
Valuation expense	142	204
Accounting and administrative costs	129	132
Transfer agent expense	126	116
Printing and marketing expense	108	83
Other expenses	63	25
Total general and administrative expense	$2,821	$1,649

The increase in general and administrative expense was primarily driven by an increase in professional fees to $1,555 for the three months ended September 30, 2026 from $557 for the three months ended September 30, 2025, which was related to legal fees incurred in connection with the restructure of an investment and costs associated with the formation of SLFP.
Net Investment Income After Taxes

Our net investment income after taxes totaled $12,327 and $38,567 for the three months ended September 30, 2026 and 2025, respectively. The decrease in net investment income was primarily the result of a decrease in our total investment income during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Net Realized Losses

Our net realized losses totaled $(9,168) and $(9,605) for the three months ended September 30, 2026 and 2025, respectively. Net realized losses were driven primarily by realized losses on the restructure of certain investments during the three months ended September 30, 2026 and September 30, 2025.

Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(6,709) and $6,916 for the three months ended September 30, 2026 and 2025, respectively. This change was driven by mark-to-market price decreases on certain of our investments during the three months ended September 30, 2026 as compared to mark-to-market price increases during the three months ended September 30, 2025.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2026 and 2025, we recorded a net (decrease) increase in net assets resulting from operations of $(3,550) and $35,878, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Our results of operations for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Investment income	$147,635	$187,029
Operating expenses and income taxes	108,274	112,288
Net investment income after taxes	39,361	74,741
Net realized losses	(26,897)	(39,687)
Net change in unrealized depreciation on investments	(8,065)	(14,565)
Net increase in net assets resulting from operations	$4,399	$20,489
Investment Income

For the nine months ended September 30, 2026 and 2025, we generated investment income of $147,635 and $187,029, respectively, consisting primarily of interest income, including PIK interest, and fees on investments in senior secured debt, collateralized securities and structured products, and unsecured debt. The decrease in total investment income was primarily driven by a decrease in the size of our investment portfolio due to our deleveraging activities and lower SOFR rates earned on our investments during the nine months ended September 30, 2026. This decrease also reflects a reduction of a legacy transaction fee during the nine months ended September 30, 2026, the collectability of which is not currently reasonably assured. This decrease was partially offset by an increase in dividend income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,
	2026	2025
Management fees	$17,882	$19,654
Administrative services expense	3,613	3,700
Subordinated incentive fee on income	8,349	15,854
General and administrative	6,326	4,878
Interest expense	72,101	68,287
Income tax expense (benefit), including excise tax	3	(85)
Total operating expenses and income taxes	$108,274	$112,288

The decrease in subordinated incentive fee on income and management fees was mainly due to lower investment income and lower average total assets, respectively, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. These decreases were partly offset by higher interest expense and higher general and administrative expense incurred during the nine months ended September 30, 2026. The increase in interest expense was primarily due to the write-off of unamortized debt issuance costs related to the repayment of our JPM Credit Facility during the nine months ended September 30, 2026. The increase in general and administrative expense is discussed below.

The composition of our general and administrative expenses for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,
	2026	2025
Professional fees	$2,737	$1,412
Dues and subscriptions	795	709
Insurance expense	611	551
Valuation expense	546	643
Director fees and expenses	540	528
Accounting and administrative costs	398	413
Transfer agent expense	380	360
Printing and marketing expense	166	182
Other expenses	153	80
Total general and administrative expense	$6,326	$4,878

The increase in general and administrative expense was primarily driven by an increase in professional fees to $2,737 during the nine months ended September 30, 2026 from $1,412 during the nine months ended September 30, 2025, which was related to legal fees incurred during the current period in connection with the restructure of an investment and costs associated with the formation of SLFP.

Net Investment Income After Taxes

Our net investment income after taxes totaled $39,361 and $74,741 for the nine months ended September 30, 2026 and 2025, respectively. The decrease in net investment income was a result of a decrease in our total investment income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Net Realized Losses
Our net realized losses totaled $(26,897) and $(39,687) for the nine months ended September 30, 2026 and 2025, respectively. This decrease was primarily driven by lower realized losses from investment restructurings and write-offs during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(8,065) and $(14,565) for the nine months ended September 30, 2026 and 2025, respectively. This decrease in unrealized depreciation was primarily driven by (i) the reversal of previously recognized unrealized depreciation upon the exit of certain investments during the nine months ended September 30, 2026 and (ii) restructuring-related activities during the nine months ended September 30, 2025 that did not recur during the current period. The decrease in unrealized depreciation was partially offset by lower mark-to-market price increases on certain investments during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Net Increase in Net Assets Resulting from Operations
For the nine months ended September 30, 2026 and 2025, we recorded a net increase in net assets resulting from operations of $4,399 and $20,489, respectively, as a result of our operating activity for the respective periods.
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

As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 1.72, or 172%, and 1.62, or 162%, respectively. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage, daily cash management and liquidity requirements.

As of September 30, 2026, we had cash of $20,563 and short term investments of $30,397 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of September 30, 2026, taken together with amounts available to us for borrowing under our secured financing arrangement, are expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of September 30, 2026, we had $25 million available under our secured financing arrangement, which excludes an additional $8 million of 7.50% 2029 Notes and $15 million of 8.00% 2031 Notes that we may issue prior to July 15, 2027 because such issuances are subject to acceptance by the purchasers.

Our short- and long-term cash needs include principal payments on outstanding financing arrangements, the funding of new and existing portfolio investments, the payment of operating expenses including interest expense, management fees, incentive fees, administrative services expense and general and administrative expenses, as well as paying distributions to our shareholders. As described further in Note 4 to the consolidated financial statements included in this report, a portion of the subordinated incentive fee on income that we pay to CIM may include deferred interest and accrued income that we have not yet received and may never receive in cash, which CIM is not obligated to reimburse us.

Funding for short- and long-term cash needs will come from cash provided from operating activities (including scheduled/unscheduled principal payments from our investments) and unused net proceeds from our revolving financing facility. We believe that our liquidity and sources of capital are adequate to satisfy our short- and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

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

During the nine months ended September 30, 2026, we repurchased an aggregate of 2,215,162 shares under the 10b5-1 trading plan for an aggregate purchase price of $17,721, or an average purchase price of $8.00 per share.

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

The following table presents distributions per share that were declared during the year ended December 31, 2025 and the nine months ended September 30, 2026:

	Distributions
Three Months Ended	Per Share	Amount
2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
September 30, 2025 (one record date)	0.36	18,726
December 31, 2025 (one record date)	0.36	18,552
Total distributions for the year ended December 31, 2025	$1.44	$75,361

2026
March 31, 2026 (three record dates)	$0.30	$15,242
June 30, 2026 (three record dates)	0.30	14,838
September 30, 2026 (three record dates)	0.30	14,761
Total distributions for the nine months ended September 30, 2026	$0.90	$44,841

On August 3, 2026, our co-chief executive officers declared base distributions of $0.10 per share for each of October, November and December 2026, which were paid or will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
August 3, 2026	October 16, 2026	October 30, 2026	$0.10
August 3, 2026	November 13, 2026	November 27, 2026	$0.10
August 3, 2026	December 11, 2026	December 28, 2026	$0.10

On November 3, 2026, our co-chief executive officers declared base distributions totaling $0.25 per share for the first quarter of 2027, which will be payable to shareholders as follows:

Declaration Date	Record Date	Payment Date	Amount Per Share
November 3, 2026	January 15, 2027	January 29, 2027	$0.08
November 3, 2026	February 12, 2027	February 26, 2027	$0.08
November 3, 2026	March 12, 2027	March 26, 2027	$0.09
For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.
UBS Credit Facility
As of September 30, 2026 and October 28, 2026, our aggregate outstanding borrowings under the UBS Credit Facility were $100,000 and the aggregate unfunded principal amount in connection with the UBS Credit Facility was $25,000. For a detailed discussion of our UBS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

7.70% 2029 Notes
As of September 30, 2026 and October 28, 2026, we had $125,000 in aggregate principal amount of 7.70% 2029 Notes outstanding and there was no unfunded principal amount in connection with the 7.70% 2029 Notes. For a detailed discussion of our 7.70% 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.

7.41% 2027 Notes
As of September 30, 2026 and October 28, 2026, we had $47,500 in aggregate principal amount of 7.41% 2027 Notes outstanding and there was no unfunded principal amount in connection with the 7.41% 2027 Notes. For a detailed discussion of our 7.41% 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2022 Term Loan
As of September 30, 2026 and October 28, 2026, our aggregate outstanding borrowings under the 2022 Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 Term Loan. For a detailed discussion of our 2022 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2024 Term Loan
As of September 30, 2026 and October 28, 2026, our aggregate outstanding borrowings under the 2024 Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2024 Term Loan. For a detailed discussion of our 2024 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.

Floating Rate 2027 Notes

As of September 30, 2026 and October 28, 2026, we had $200,000 in aggregate principal amount of Floating Rate 2027 Notes outstanding and there was no unfunded principal amount in connection with the Floating Rate 2027 Notes. For a detailed discussion of our Floating Rate 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.

7.50% Public 2029 Notes

As of September 30, 2026 and October 28, 2026, we had $172,500 in aggregate principal amount of 7.50% Public 2029 Notes outstanding and there was no unfunded principal amount in connection with the 7.50% Public 2029 Notes. For a detailed discussion of our 7.50% Public 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.
7.50% Public 2031 Notes

As of September 30, 2026 and October 28, 2026, we had $135,000 in aggregate principal amount of 7.50% Public 2031 Notes outstanding and there was no unfunded principal amount in connection with the 7.50% Public 2031 Notes. For a detailed discussion of our 7.50% Public 2031 Notes, refer to Note 8 to our consolidated financial statements included in this report.

7.50% 2029 Notes

As of September 30, 2026 and October 28, 2026, we had $2,000 in aggregate principal amount of 7.50% 2029 Notes outstanding. Under the 7.50% 2029 Notes Note Purchase Agreement, we may issue up to an additional $8,000 in aggregate principal amount of 7.50% 2029 Notes at one or more subsequent closings on or prior to July 15, 2027, subject to acceptance by the purchasers. Because the purchasers are not obligated to purchase additional 7.50% 2029 Notes, this amount is not a committed source of liquidity for us. For a detailed discussion of our 7.50% 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.

8.00% 2031 Notes

As of September 30, 2026 and October 28, 2026, we had $35,000 in aggregate principal amount of 8.00% 2031 Notes outstanding. Under the 8.00% 2031 Notes Note Purchase Agreement, as amended, we may issue up to an additional $15,000 in aggregate principal amount of 8.00% 2031 Notes at one or more subsequent closings on or prior to July 15, 2027, subject to acceptance by the purchasers. Because the purchasers are not obligated to purchase additional 8.00% 2031 Notes, this amount is not a committed source of liquidity for us. For a detailed discussion of our 8.00% 2031 Notes, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments
As of September 30, 2026 and October 28, 2026, our unfunded commitments amounted to $46,786 and $42,235, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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
Valuation of Portfolio Investments
The value of our assets is determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, at fair value, as determined in good faith by CIM, as our valuation designee, subject to the oversight of our board of directors pursuant to Rule 2a-5 of the 1940 Act. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available. In accordance with Rule 2a-5 of the 1940 Act, our board of directors has designated CIM as our valuation designee to determine in good faith the fair value of such portfolio securities in conjunction with the application of our valuation procedures. Our board of directors and the audit committee of our board of directors, which is comprised solely of our independent directors, oversee the activities, methodology and processes of the valuation designee.
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
Related Party Transactions

For a discussion of our relationship with related parties including CIM, CIG, and AIA and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report. For a discussion of our relationships with SLFP and CION/EagleTree, refer to Note 7 to our consolidated financial statements included in this report.
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

On July 15, 2026, we entered into the 7.50% 2029 Notes Note Purchase Agreement and the 8.00% 2031 Notes Note Purchase Agreement with purchasers of the 7.50% 2029 Notes and the 8.00% 2031 Notes. On August 14, 2026, we entered into an amendment to the 8.00% 2031 Notes Note Purchase Agreement to permit the remaining 8.00% 2031 Notes to be issued at more than one subsequent closing. See Note 8 to our consolidated financial statements for a more detailed description of the 7.50% 2029 Notes and the 8.00% 2031 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2026, 60.1% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income and in the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of September 30, 2026, under the terms of the UBS Credit Facility, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.75% per year. The Floating Rate Tranche A 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. The Floating Rate Tranche B 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. Pursuant to the terms of the 2024 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.80% per year and subject to a 4.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the UBS Credit Facility, the Floating Rate 2027 Notes, the 2022 Term Loan or the 2024 Term Loan in effect as of September 30, 2026:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(13,509)	(23.4)%
Down 200 basis points	(10,305)	(17.9)%
Down 100 basis points	(5,504)	(9.5)%
Down 50 basis points	(2,783)	(4.8)%
No change to current base rate (3.88% as of September 30, 2026)	—	—
Up 50 basis points	2,783	4.8%
Up 100 basis points	5,565	9.7%
Up 200 basis points	11,131	19.3%
Up 300 basis points	16,696	29.0%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 7.50% Public 2029 Notes, the 7.70% 2029 Notes, the 7.41% 2027 Notes, the 7.50% Public 2031 Notes, the 7.50% 2029 Notes and the 8.00% 2031 Notes), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 10.0% of our investments paid fixed interest rates as of September 30, 2026. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the NAV of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Inflation and Market Volatility
Economic activity has generally remained consistent across sectors and regions. Nevertheless, due to geopolitical events, a rise in energy prices and strong consumer demand, inflation is showing signs of remaining high in the U.S. and globally. U.S. inflation rates have fluctuated in recent periods and remain close to the historic levels over the past several decades. Although the current outlook is uncertain, heightened inflation may persist in the near- to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Concerns over future increases in inflation as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified because of uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally. Persistent inflationary pressures, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions could affect our portfolio companies' respective profit margins.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. For the three months ended September 30, 2026, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2026.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended September 30, 2026 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	—	$—	—	(1)
August 1 to August 31, 2026	—	—	—	(1)
September 1 to September 30, 2026	—	—	—	(1)
Total	—	$—	—	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
The table below provides information concerning our purchases of shares of our common stock in the open market during the three months ended September 30, 2026 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	61,251	$6.31	61,251	(1)
August 1 to August 31, 2026	49,983	7.57	49,983	(1)
September 1 to September 30, 2026	52,751	7.15	52,751	(1)
Total	163,985	$6.96	163,985	(1)
(1) A description of the shares of our common stock that may be purchased is set forth in a discussion of the DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Date: November 4, 2026
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)